Form 10KSB
period 1999-12-31
DOCUPORT INC
filed 2000-04-17
CIK 1019648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-28451

                                 DOCUPORT, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                          22-3649272
-----------------------------                           ---------------------
(State or Other Jurisdiction                               (I.R.S.Employer or
Incorporation of Organization)                          Identification No.)

                               81 Two Bridges Road
                           Fairfield, New Jersey 07004
                                 (973) 882-3177
             ------------------------------------------------------
                  (Address and telephone number, including area
                code, of registrant's principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

                                      None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.001 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                 YES |_| NO |X|

      Aggregate market value of voting stock held by non-affiliates as of March 21, 2000 was approximately $26,045,000

Number of shares of Common Stock outstanding as of March 21, 2000: 6,145,000

Number of shares of Preferred Stock outstanding as of March 31, 2000: None

Documents Incorporated by reference: The Company incorporates by reference various exhibits from the Company's Registration Statement on Form SB-2, file No. 333-82585, which became effective on December 21, 1999.

                                 DOCUPORT, INC.

                                      INDEX
                                                                      Page
Part I
         Item 1. Description of Business                                3
         Item 2. Description of Properties                             10
         Item 3. Legal Proceedings                                     10
         Item 4. Submission of Matters to a Vote of Security Holders   10
Part II
         Item 5. Market for Common Equity and Related Stockholders
                   Matters                                             11
         Item 6. Management's Discussion and Analysis                  12
         Item 7. Financial Statements                                  15*

         Item 8. Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure                               15
Part III
         Item 9. Directors, Executive Officers,
                    Promoters and Control Persons;
                    Compliance with Section 16(a)
                    of the Exchange Act                                16
         Item 10. Executive Compensation                               18

         Item 11. Security Ownership of Certain Beneficial
                    Owners and Management                              20
         Item 12. Certain Relationships and
                    Related Transactions                               21

         Item 13. Exhibits and Reports on Form 8-K                     24

         * Page F-1 follows Page 24.

                                     PART I

         All statements contained herein that are not historical facts, including, but not limited to, statements regarding anticipated growth in revenue, gross margins and earnings, statements with respect to the Company's current business strategy, the Company's projected sources and uses of cash, and the Company's expectations, are forward-looking statements in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause results to differ materially are the following: the availability of sufficient capital to finance the Company's business plans on terms satisfactory to the Company's competitive factors; changes in labor, equipment and capital costs; changes in regulations affecting the Company's business; general business and economic conditions; and other factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements. These statements are made pursuant to the Private Litigation Reform Act of 1995 and, as such, speak only as of the date made.

ITEM 1.  BUSINESS

Formation

         Docuport, Inc. (OTC: BB, DCPT) (the "Company"), a Delaware corporation, was originally founded under the laws of Ontario, Canada in February, 1992 under the name Slimfax, Inc. On July 10, 1996 Slimfax, Inc. changed its name to Docuport, Inc. (Docuport Canada). After the Company was incorporated on March 24, 1999, the Board of Directors agreed to transfer 4,867,500 shares of Common Stock together with the equivalent rights to purchase Common Stock based upon warrants owned, to the shareholders of Docuport Canada in exchange for 3,245,000 common shares and any warrants held of Docuport Canada. This constituted all the issued and outstanding shares of Docuport Canada. Pursuant to the share exchange between the Company and Docuport Canada, the then holder of a patent and several patent applications relating to a computer peripheral product known as the Docuport, Docuport Canada became a wholly-owned subsidiary of the Company. The Company is currently a developmental stage company and is in the process of becoming fully operational.

General Description of Business

The Docuport

         The Company has developed and is marketing a patented, "portable" multi functional office machine called the Docuport, which management believes is the first product of its kind. The Docuport is a combination:

      (1)   full page fax machine;

      (2)   full page scanner;

      (3)   full page printer,

      (4)   full page copier; and

      (5)   fax/data modem,

with dimensions of 12.5" x 3" x 1.24". Full page means 8.5 inches x any length. The Docuport weighs approximately 2.1 lbs. Management knows of no other product currently on the market which possesses these multifunctional capabilities in this size and weight.

         The Docuport can be used to create a portable office through its ability to be used with both conventional telephone land lines or in conjunction with cellular phones, allowing the Docuport to be used in any location where a telephone connection can be established.

Product features

         The features of the Docuport are as follows:

Direct thermal. The Docuport incorporates a direct thermal printing technology. The Company believes that the direct thermal method provides excellent print quality, removing the need to carry ribbons and cartridges used in larger printers and allowing for a very compact and portable design.

Facsimile machine - Fax. Portable Fax Machines began entering the market in 1993 and 1994. The Docuport is a full featured, full size, 8.5 inches x any length, fax. The Docuport is capable of printing at a speed of 9600 bps, or bits per second, on 8.5 inch sheets or rolled paper and has three modes of resolution, standard, fine and super fine. If the Docuport is connected to a telephone line or cellular phone it can transmit and receive hard copy facsimiles. The Company believes that because of Docuport's patented single roller design, the Docuport is smaller, more portable and less expensive than those of the competition. Sending a fax with the Docuport is done in the same manner as using a stand-alone fax machine, by inputting the media or file and pressing the corresponding buttons on the keypad. The Company believes that the current products in the portable fax market will not challenge the Docuport due to the size, price and the weight of the Docuport.

Printer. The Docuport can print full size documents. It can print letters, spreadsheets, and drawings at a resolution of up to 200 x 400 dpi, or dots per inch, and at a speed of up to two pages-per-minute. Since the Docuport uses direct-thermal technology, it removes the necessity of cartridges and ribbons.

         The methods used by printers currently include ink jet, bubble jet, thermal fusion, thermal ribbon and direct thermal technology. Both the ink jet and the bubble jet require ink cartridges for printing. Management believes that the direct thermal method, which is utilized by the Docuport permits a compact design and provides excellent print qualities without requiring the user of the Docuport to maintain a supply of ribbons or cartridges.

Scanner. Portable scanners are relatively new to the marketplace. The Docuport is a full size, high resolution contact scanner with a resolution of 200 x 400 dpi, capable of scanning up to two pages-per-minute. Using the Docuport to scan media into a computer for recall and printing at the user's convenience removes the need to carry documents and paperwork.

Copier. The Docuport has a single roller design which allows full size documents to be scanned and printed simultaneously. This enables the Docuport to act as a copier, with an optical resolution of 200 x 400 dpi and print resolution of 200 x 400 dpi. Copies can be made at a speed of two pages-per-minute. At the present time there are no portable copiers on the market. Management believes that, since the Company's competitors copiers, while small, are not easily transportable and certainly not of such size which would merit being called portable, they will not be competitive with the Docuport.

Fax card and modem for laptops and notebooks. The Docuport can act not only as a hard copy fax machine, but also utilizes a fax card enabling the user to fax documents directly from a word processor. Laptops and notebook computers have facsimile transmission capabilities as part of their software packages, however, the Company believe that owners of laptops and notebook computers who only have need for facsimile transmissions will most likely not purchase the multi-function Docuport. The prices of fax cards have generally decreased, even though the cost of fax cards for notebook computers is still high due to the miniaturization required. Management believes that, because of the high costs, these products are not competitive with the Docuport for end users who desire multiple functions in conjunction with their computer.

Power supply. The Docuport's power is supplied by one of three means:

      (1)   a DC connector which conveniently plugs into any electrical outlet;

      (2)   a rechargeable Nickel Metal Hydride battery; or

      (3) an AC adapter which plugs into the cigarette lighter of a car or boat.

Customer base.

         The Company believes that potential customers of the Docuport will be end users, who are individuals purchasing the Docuport for personal use and companies which will purchase the Docuport for distribution to employees who travel as a necessary element of their employment.

         End users will be:

            o     professionals who travel for business purposes;

            o individuals who own laptop, notebook, or subnotebook computers;

            o anyone who owns or plans to purchase a portable peripherals for mobile computing;

            o anyone who requires hard copy facsimile transmissions from remote locations;

            o     anyone requiring a transportable scanner and

            o     anyone needing more space at their desk.

Product strategy

         The Company intends to create unique packaging for the Docuport in order to create quick market awareness and product recognition. This will be part of multi-faceted marketing campaign designed to introduce the Docuport to the retail market. The Company believes the easy to use design of the Docuport will be a critical factor in creating quick market acceptance. An example of the Docuport's user friendly design is the use of thermal technology which eliminates the need for toners and cartridges. The Company believes the Docuport will have a competitive advantage based upon its multiple functions, its size/portability and high quality at an affordable price. The Company believes that the Docuport is very practical and efficient, which is a necessity in today's mobile product environment.

Patents

         Management believes that the proprietary nature of the product is protected under patent rights issued in the United States and certain foreign countries.

         U.S. patents for the Docuport include:

- - Patent No. 5,420,697, granted on May 30, 1995, entitled "Portable Facsimile/Thermal Printer Utilizing A Multi-Purpose Single Roller", based upon a single roller concept placing a scan head which reads the information fed into the Docuport on one side of the roller and print head on the other side of the roller.

         A second patent has been refiled after being inadvertently deemed abandoned by the United States Patent and Trademark Office. This second patent protects the Company's technology, based upon support arms allowing documents fed through the Docuport to pass through the mechanism unobstructed, which is critical in such a compact design. Two additional patents are pending for a new design for the Docuport and related technology.

         International patents for the Docuport include:

- - International Patent Application No. PCT/US/99/27125, filed November 16, 1999, entitled "Portable Scanner, Printer, Facsimile and Copier".

Supplies and Raw Materials

         Supplies and raw materials for the manufacture of the Docuport are available from various sources. The supplies and raw materials for producing the Docuport are readily available and the cost of such materials has not experienced any material fluctuation. The Company has determined the inventory planning and control, as well as other production management systems, it intends to use.

Marketing and Distribution

         The Company intends to sell the Docuport through the following distribution channels:

         Direct marketing. The Company intends to mail directly to companies, which fit a predetermined criteria, information with respect to the Docuport. This will then be followed by telephone calls and local demonstrations. The Company's main purpose for direct sales will be to expeditiously start the first year sales so there is revenue being generated even if takes the first year or so to develop the distribution network. The Company intends to shift the primary focus towards training dealers on how to sell. The Company believes that it is important to have a small internal direct sales force because it will keep the Company in touch with end users and gives the Company better control in directing its retail dealer base.

         Dealers/distributors. The Company intends to target distributors which already carry scanners, copiers, facsimiles, printers, and multifunctional devices. The Company believes that by targeting respected names in the computer distribution market that already carry related products, it will facilitate distribution resulting in early retail shelf-space. The Company has entered into an agreement with Thomson Consumer Electronics, Inc. which now has the exclusive right to promote, market and sell the Docuport in the United States and Canada to retailers and other resellers as provided in such agreement under the RCA brand name.

         Retail. The Company intend to focus on retail channels targeting knowledgeable, the well educated, middle to high income, technically knowledgeable professionals who travel frequently and need to remain in contact with both clients and their base offices. The Company believes that these individuals already own or use portable computers and will have a use for multi-purpose peripheral equipment such as the Docuport. The Company has entered into an agreement with Thomson Consumer Electronics, Inc. which now has the exclusive right to promote, market and sell the Docuport in the United States and Canada to retailers and other resellers as provided in such agreement under the RCA brand name.

         OEM channels. The Company believes that, in the long term, this distribution channel will be extremely important to it. The Company desires to sell rights to the Docuport to established companies with immediate market recognition which can private label, i.e., put their own name on the Docuport.

         System integrators. There are many companies across North America which sell mobile office solutions. They usually package a special design brief case which includes a notebook computer, portable printer, and, on occasion, a sheetfed or hand fed scanner and cellular phone. These are then sold as packages in volume to governments, real estate companies, insurance companies, and other business which involve significant travel as a complete mobile office solution. The Company believe that companies will have a great interest in the Docuport since it will offer them greater mobility, a small product size, and more features without an increase in cost.

         Value added reseller's. These companies are responsible for marketing and selling the package which system integrators design for end users. The Company intends to utilize value added resellers in its second year of operations. The Company intends to launch the Docuport with extensive publicity in several major cities together with large volume mailings to various target publications. The Company intends to place descriptive articles announcing the introduction of the Docuport in a large number of newspapers and trade magazines in the hopes of alleviating the high cost of private advertising.

         Internet - world wide web. Since the Internet has a rapidly increasing number of users, the Company intend to design and maintain a web page for use as a marketing tool in an attempt to capitalize on the rapidly growing information highway.

The Micro Scan Pen

         The Company is in the process of completing the development of a portable pen-size scanner. The Micro Scan Pen is a pen-sized scanner which is
8.5 inches in length with an outside diameter of a 1/4" and weighs 2.5 ounces, which enables individuals to keep the unit in their possession at all times. The Micro Scan Pen has a color contact-sensor. It utilizes a power supply of a rechargeable lithium battery which, when fully charged, is capable of 100 scans. The Micro Scan Pen has a memory of up to 100 image or text files. Scanning is performed by holding the unit in ones' hand, across the entire 8.5 inch width of a page and manually pulling the scanner down the entire length of the page over the image to be scanned which results in an 8.5" x 11" image. In view of the Micro Scan Pen's portability, it is ideal for remote locations.

         The Micro Scan Pen allows the user to save the scanned document, which can then be downloaded to any computer for viewing or merging into word processing programs, spreadsheets or graphics design applications such as MS Word, Excel, Photoshop and Coral Draw.


Competition

         The Company believes it is in a unique position because the Company's products have no known competing devices on the market which would compete directly with either the Docuport for use as a portable document input and output device or the Micro Scan Pen for use as a portable pen-size scanner.

         Some of the Company's future competitors may be large, well-financed and established companies which have greater resources for research and development, manufacturing and marketing than the Company has and, therefore, may be better able than the Company to compete for a share of the market, even in areas in which the Company may have superior technology. There can be no assurance that the Company can continue to produce a product which is commercially acceptable, or that if continued to be produced, such a product will be competitive with existing or future products. It is also possible that there will be technological changes or developments by competitors which will render the Company's products noncompetitive or obsolete.

Future Products

         The Company intends to improve the Docuport by developing and producing new features such as infrared data association, color printing, increased printing, copying, scanning, faxing speed and increased resolution. The Company believes that these features are essential to maintain what the Company believes is the Docuport's position ahead of present and future competitors.

         The Company is also researching and in the process of developing a Second Generation Docuport. Unlike current industry standards which incorporate a parallel scan-head design for use in personal-sheetfed scanning products, the Second Generation Docuport will utilize a traversing scan head and print head. This traversing scan head and print head will result in the Second Generation Docuport being smaller than the Docuport the Company initially intends to introduce into the market. Moreover, the Company contemplates that the Second Generation Docuport will be produced at a lower cost than the Docuport

Employees

         The Company currently employs fifteen full time employees. In the Company's Canadian offices there is one administrative assistant and ten engineers involved with research and development. In the Company's office in the United States the Company employees four production engineers. In addition, Mr. Norman Docteroff has signed an Employment Agreement with the Company which requires him to work a minimum of 30 hours per week for the Company. Mr. Raja S. Tuli has orally agreed to spend 10% percent of his time working for the Company.

          None of the Company's employees are covered by a collective bargaining agreement with a union. The Company considers its relationship with its employees to be good.

Risks and Uncertainties

         The Company's business is subject to a number of risks and uncertainties, including, but not limited to, (a) the risk that it may be unable to raise enough capital to fund the Company's operations, (b) the risk that the Company's products will not be accepted commercially, (c) the Company's reliance on certain customers, and (d) the highly competitive nature of the Company's industry and the impact that competitors' new products and pricing may have upon the Company. Such factors, as the well as shortfalls in the Company's results of operations as compared with analyst's expectations, capital market conditions and general economic conditions, may also cause substantial volatility in the market price of the Company's Common Stock.

Public Information

         The Company electronically files with the Securities and Exchange Commission (the "SEC") all its reports, including, but not limited to, its annual and quarterly reports. The SEC maintains an Internet site which contains all such reports and other information with respect to the Company on its the web site, http://www.sec.gov. Additional information on the Company may be obtained from the Company's web site at http://www.docuport.com.

ITEM 2.  PROPERTIES

         The Company has executive offices which are currently located at 81 Two Bridges Road, Fairfield, New Jersey, 07004. The Company utilizes 2000 square feet of office space provided by Solutions Plus, Inc., at no cost based upon the Company's Marketing and Sales Agreement, for the Company's United States operations. If the space provided by Solutions Plus, Inc., at this location is insufficient for the Company's needs, as determined by the Company's board and Solutions Plus, Inc., the Company will enter into a lease for office space which meets its requirements.

         In addition the Company utilizes office space at 1155 Rene Levesque West, Suite 3500, P.O.Box 60, Montreal, PQ, H3B 3T6, Canada. The offices are provided by Technologie Novimage, a research and development company, of which Raja S. Tuli, who is the Company's founder and Chairman of the Board of Directors, owns 10% of the issued and outstanding Common Stock. The Company pays $30,000 in Canadian dollars per year for use of this office space, which converted to its equivalent United States dollar value on March 21, 2000 according to the Wall Street Journal is $20,415. The Company has also leased additional office space at 1000 St-Antoine Street, Suite 700, Montreal, Canada for use as an assembly and manufacturing site and for additional office space for a term of one year. The premises is comprised of 2,490 square feet for a lease price of $27,390 in Canadian dollars per year, which converted to its equivalent United States dollar value on March 21, 2000 according to the Wall Street Journal is $18,638.90.



ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's shareholders during the fourth quarter of the year ending December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a) Market Information

         The Company's Common Stock, par value $.001 per share (the "Common Stock"), as of December 31, 1999 had obtained the Symbol DCPT on the NASD Bulletin Board. The Company's Common Stock was deemed effective for trading on the NASD Bulletin Board on January 5, 2000. As of March 21, 2000, the closing price of the Company's Common Stock was $10.00 per share, with a volume of 3,000 shares being traded.

         (b) Holders

         As of March 21, 2000, there were 88 stockholders of record of the Company's Common Stock. The number of holders does not include stockholders who are holding the Common Stock of the Company through nominees or in street name.

         (c) Dividends

         The Company has not paid any cash dividends and has no current plans to pay any such dividends. There are no restrictions on the Company's ability to pay dividends.

         (d) Offerings

         Commencing in February, 2000 and closing in April, 2000, the Company conducted a private offering to accredited investors, as the term is defined in Rule 501 of Regulation D of the Securities Act of 1933, of convertible debentures and warrants. The offering raised $850,000. Each investor in this offering purchased a unit, multiple units or a fractional unit, valued at $50,000 per unit. The issuance of all of such units did not require registration under the Securities Act in that all of such units were issued under an exemption from the registration requirements of the Securities Act afforded by Rule 506. Each unit consisted of the following securities:

      o a $50,000 non-negotiable Convertible Debenture at 10% interest, due at the earlier of either February 15, 2001 or the Company raising $3,000,000 through either debt or equity financing which has a conversion price of $8.00 per share of Common Stock which may have an early call price of $6.40 per share of Common Stock, and

      o a warrant to purchase 6,250 shares of the Company's Common Stock at a purchase price of $8.00 per share upon 30 days notice and expiring February 15, 2003.

         Commencing on March 12, 1999 and closing on April 6, 1999, the Company sold and issued an aggregate of 700,000 shares of Common Stock to a total of seventeen individuals for the aggregate consideration of $70,000 ($.10 per share). The issuance of all of such shares of Common Stock did not require registration under the Securities Act in that all of such shares of Common Stock were issued under an exemption from the registration requirements of the Securities Act afforded by Section 3(b) and Rule 504.

         Commencing on March 22, 1999 and closing on April 6, 1999, the Company sold and issued an aggregate 435,000 shares of its Common Stock to a total of 32 individuals for the aggregate consideration of $870,000 ($2.00 per share). All of such shares of Common stock were issued under an exemption from the registration requirements of the Securities Act afforded by Section 3(b) and Rule 504. Twenty-one of the purchasers were accredited investors, while eleven purchasers of the Common Stock were non-accredited investors.

         (e) Use of Proceeds of Offerings

         The proceeds of the offering which commenced in February, 2000 were primarily utilized by the Company for working capital and for the continued development of both the Docuport and the Micro Scan Pen by the Company. Additional funds were utilized to purchase parts and begin the manufacturing of the Docuport.

         The proceeds of the offering which commenced on March 12, 1999 were utilized by the Company primarily for fees and expenses to prepare a Private Placement Memorandum in order to raise a greater amount of funds for the Company's expenses.

         The proceeds of the offering which commenced on March 22, 1999 were primarily utilized by the Company for working capital and to pay administrative expenses for the continued development of the Docuport by the Company. Additional funds were utilized to commence marketing and to create a sales force in order to introduce the Docuport to the consumer markets.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OVERVIEW

         The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

         RESULTS OF OPERATIONS

         The following table sets forth for the periods indicated the percentage increase or decrease of items included in the Company's consolidated statement of operations:

                                          1999                    1998
Revenues
  R & D grants                 $   168,193      6%   $    13,482          6%
Expenses
  General and administrative    (2,674,119)    89%      (178,864)        79%

Other income and expenses
  Interest income                   10,456      0%           113          0%
  Interest expense                (511,666)    17%       (61,210)        27%

Net loss for the year           (3,007,136)   100%      (226,479)       100%

         REVENUES

         As of December 31, 1999, the Company had not generated any revenues from operations and, accordingly is still its developmental stage. In the past, the Canadian government has provided companies with research and development grants which were available to the Company as a reimbursement to the Company of taxes payable to the Canadian government. Research and development grants are available as a percentage of research and development expenses, and are not available for expenses related to currency exchange losses, financing fees or other expenses outside of Canada. Research and development grants increased to $168,193 for the year ended December 31, 2000 from $13,482 for the year ended December 31, 1998 as the Company is in the final development of both the Docuport and Micro Scan Pen.

         However, due to recently announced pending legislation which would significantly limit the aforesaid research and development grants, the Company has provided a reserve of $150,000, the amount of credits currently estimated at risk. The reserve is included in the Company's General and Administrative Expenses for the year ended December 31, 1999.

         GENERAL AND ADMINISTRATIVE EXPENSE

         General and administrative expenses increased $2,495,255 to $2,674,119 for the year ended December 31, 1999 compared to $178,864 for the year ended December 31, 1998. This increase is primarily due to increases in consulting, travel and the establishment of the Company's headquarters in the United States and the purchase of Directors and Officers Insurance. In addition, for the year ended December 31, 1999, general and administrative expenses included $1,252,300 of non-cash charges associated with the cost of services paid through the issuance of Common Stock and $150,000 reserve associated with uncollectable research and development grants described above.

         RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses are included in General and Administrative Expenses and increased approximately $646,000 to approximately $692,000 for the year ended December 31, 1999 compared to approximately $46,000 for the year ended December 31, 1998. The increase is primarily attributable to the reconfiguration of the specifications of the Docuport in order to meet the design specifications and needs of Thomson Consumer Electronics, Inc. which will be manufacturing and marketing the Docuport. The Company is also in the end stages of development of its Micro Scan Pen.

         INTEREST EXPENSE

         Interest expense was $511,666 for the year ended December 31, 1999 compared to $61,210 for the year ended December 31, 1998. The $450,456 increase was principally attributable to the $445,364 non-cash charge resulting when the Company repriced its outstanding Warrants associated with the Notes Payable (see
Note 5 of the Company's Notes to the Financial Statements).

         LIQUIDITY AND CAPITAL RESOURCES

        The Company's working capital and capital requirements will depend on numerous factors, including the level of resources that the Company devotes to the purchase of manufacturing equipment to support start-up production and to the marketing aspects of its products. The Company intends to construct production and/or assembly centers abroad to manufacture, market and sell the Docuport in the international market. The Company has entered into an agreement with Thomson Consumer Electronics, Inc. to manufacture, market and sell the Docuport in Canada and the United States under its RCA brand name. The Company intends to begin distribution of the Docuport in the United States and Canada in the third quarter of the year ending December 31, 2000.

        The Company's success is dependent on raising sufficient capital to establish a production and assembly facility to manufacture the Docuport. The Company believes the Docuport will be commercially accepted throughout the national and international markets. The Company does not have all the financing in place at this time, nor may it ever, to meet these objectives.

         During the year ending December 31, 1999 the Company raised funds through the sale of securities in order satisfy its cash requirements and liquidity obligations. During March, 1999 and April, 1999 the Company sold 1,135,000 shares of Common Stock for an aggregate sum of $940,000. Commencing in February, 2000 and through April, 2000 the Company, through a private offering, sold a combination of convertible debentures and warrants for a sum of $850,000. The Company contemplates seeking additional financing or conducting a public offering in order to satisfy additional cash requirements and its liquidity obligations.

         The Company's computer systems and equipment successfully transitioned to the Year 2000 with no significant issues. The Company continues to monitor its systems for latent problems that could surface at key dates or events in the future. It is not anticipated that there will be any significant problems related to these events.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations includes forward-looking statements that may or may not materialize. Additional information on factors that could potentially affect the Company's financial results may be found in the Company's filings with the Securities and Exchange Commission.

OTHER MATTERS

         The Form 10-KSB, other than historical financial information, may consist of forward-looking statements that include risks and uncertainties, including, but not limited to, statements contained in "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements are based on many assumptions and are subject to risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements due to a number of factors, including, but not limited to, those identified in the preceding paragraphs as well as those set forth under "Business - Risks and Uncertainties" in this Form 10-KSB.

ITEM 7.  FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS
                                                                 PAGE

Report of Independent Public Accountants                          F-1

Independent Auditors' Report                                      F-2

Consolidated Balance Sheet, December 31, 1999                     F-3

Statement of Operations and Comprehensive Income (Loss),
Years Ended December 31, 1999 and 1998 and Period from
February 1, 1992 (Date of Inception) to December 31, 1999         F-4

Statement of Stockholders' Deficiency,
Years Ended December 31, 1999 and 1998 and
Period from February 1, 1992 (Date of Inception) to
December 31, 1999                                                 F-5

Statement of Cash Flows,
Years Ended December 31, 1999 and 1998 and Period from
February 1, 1992 (Date of Inception) to December 31, 1999         F-6

Notes to Financial Statements                                     F-7 - F-16

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         The Company did not hire its accountants BDO Dunwoody LLP to prepare its audit for the 12 month period ending December 31, 1999. BDO Dunwoody LLP, has at no time issued any reports with respect to the Company that contained either an adverse opinion or disclaimer of opinion. The Company at no time had any disagreements with BDO Dunwoody LLP on any matter of accounting principle or practice, financial statement disclosure or auditing scope and procedure. A determination was made by the Company that since the Company's executive offices are no longer located in Canada, but are now in the United States. Its Board of Directors recommended and approved the decision to change from its accountants which are based in Canada and worked with the Company's Canadian offices. The Board determined that it was important to retain an accountant located in the United States now that the Company's executive office are located in New Jersey. The Company has retained J.H. Cohn LLP effective March 30, 2000 to act as the Company's principal accountant and to be responsible for the auditing of the Company's financial statements.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The following table and biographical outlines set forth the directors, positions and officers within the Company presently held by each Executive Officer of the Company and a brief account of the business experience of each such Director and Officer for the past five years.

Name                  Age            Position
----                  ---            --------
Norman Docteroff      66             President, Chief Executive Officer
                                     and Director

Raja S. Tuli          33             Chairman of the Board of directors

Madan G. Singh        54             Director

Lakhbir Tuli          62             Director

Melvin Yablon         69             Director

         Mr. Norman Docteroff has been the Company's President and Chief Executive Officer since April 15, 1999, upon entering into a three year Employment Agreement and has been one of the Company's Directors since October 15, 1999. In 1994, Mr. Docteroff founded and is currently President and a Director of Solutions Plus, Inc., which is wholly owned by his wife Corina Docteroff. Solutions Plus, Inc. specializes in assisting small companies to market and sell their products. From 1989 to 1994, Mr. Docteroff was employed under a five year management contract by Gemini Industries, Inc., a business he and an associate started in 1968. Gemini Industries, Inc., manufactured various audio and video accessories. In 1986, Mr. Docteroff and his associate sold 75% of the business. The remaining 25% was sold in 1989. From 1962 to 1968, Mr. Docteroff was the national sales manager of Manhattan Industries, a major consumer products company. From 1957 to 1961, Mr. Docteroff owned and operated hardware departments in chain department stores, which the Company sold to Modells Department Stores. Mr. Docteroff is a Director of several private companies and of Xceed Corp., a public company engaged in providing companies with marketing, sales and interactive and network services. These services focus on the expanding use of the Internet as a retail sales medium. Xceed trades on the Nasdaq National Market System.

         Raja S. Tuli, the Company's founder, had been the Company's President, Chief Executive Officer from the inception of the Company's Canadian subsidiary until April 5, 1999. Since the Company hiring of a new President and Chief Executive Officer in April 1999, Mr. Tuli has been serving as the Company's Chairman of the Board of Directors. From May, 1999 until November, 1999, Mr. Tuli served as the President, Chief Financial Officer and as a Director of Metaclic, Inc., a company which develops Internet software and technology. Mr. Tuli, from November, 1999 until the present, has been the Chairman of the Board and Chief Technical Officer of Metaclic, Inc. From 1990 to the present, Mr. Tuli has been President, Chief Executive Officer and a Director of WideCom Group, Inc. From 1990 to 1993, Mr. Tuli was also Treasurer of WideCom Group, Inc. From 1987 to 1990 Mr. Tuli was President of CACE Ltd. a family-owned architectural/construction business. Mr. Tuli received a Bachelor of Science degree in Computer Engineering in 1988 from the University of Alberta.

         Madan G. Singh, an uncle of Raja S. Tuli, has been one of the Company's Directors since the inception of its Canadian subsidiary. From 1990 to the present, Mr. Singh has been Chief Executive Officer and a Director of Knowledge Support Systems Limited a software specialist company which recently went public in the United Kingdom. He received doctorate degrees from Cambridge University in England, Toulouse in France and the University of Waterloo in Canada. Dr. Singh has a B.S. from Exeter University, and a M.S. from Manchester University. Dr. Singh has been the chairman of the Computer Department and Chairman of Control Engineering at the University of Manchester Institute of Science and Technology in Manchester, England since 1979. He was head of the Post Graduate Department of the University of Manchester from 1981 - 1983 and from 1985 to 1987. In February 1994, he was made a "Chavalier dans l'ordre des Palmes Academiques", a French academic honor, by a decree signed by the Prime Minister of France. Dr. Singh edited the ten volume "Encyclopedia of Systems and Control", coordinated the publication of eight Concise Encyclopedias, each on a different matter, authored or co-authorized eight books and over 170 scientific articles and edited or co-edited ten additional books.

         Lakhbir Tuli, father of Raja and Suneet Tuli, a brother of Raja S. Tuli and one of the Company's principal shareholders, has been one of the Company's Directors since the inception of its Canadian subsidiary From 1993 to the present, Mr. Tuli has been President of Widecom Fax and Plotters, Inc. From 1990 to the present, Mr. Tuli has been a consultant to WideCom Group, Inc. Mr. Tuli received a M.S.C. science degree in Civil Engineering from Punjab University in 1961.

         Melvin Yablon has been one of the Company's Directors since September 24, 1999. From 1977 to the present, Mr. Yablon has been the President and sole shareholder of First Adjusters, Inc., an insurance adjusting firm. From 1990 until 1998, Mr. Yablon was the President and sole shareholder of North America Intercon, Ltd., a company which imported textiles from Mexico for sale.

Compliance with 16(a) of the Securities and Exchange Act of 1934

         To the Company's knowledge, based solely on a review of such materials as are required by the Securities and Exchange Commission, no Officer, Director or beneficial holder of more than ten (10%) percent of the Company's issued and outstanding shares of Common Stock failed to timely file with the Securities and Exchange Commission any form or report required to be so filed pursuant to
Section 16(a) of the Securities Exchange Act of 1934 during the fiscal year ended December 31, 1999.

ITEM 10. EXECUTIVE COMPENSATION

         The following sets forth, for the fiscal year ended December 31, 1999, the annual and long-term compensation paid or accrued of the Company's named Officers and Directors.

                           SUMMARY COMPENSATION TABLE

                                          Annual compensation               Long-term compensation
                                    -----------------------------      -------------------------------
                                                                        Securities
   Name and principal                                Other annual        underlying        All other
        position           Year     Salary ($)       compensation       options (#)       compensation
------------------------------------------------------------------------------------------------------
Norman Docteroff,
President, Chief
Executive Officer and
Director                  1999     ________       55,560 Options           55,560           ________
------------------------------------------------------------------------------------------------------
Raja Tuli, Chairman of
the Board                 1999     12,283.20           ________           ________          ________
------------------------------------------------------------------------------------------------------
Melvin Yablon, Director   1999     ________       25,000 Options           25,000           ________
------------------------------------------------------------------------------------------------------

         During the year ended December 31, 1999, the Company did not grant any restricted stock awards or stock appreciation rights, nor did the Company have long-term incentive plan. Additionally, all of the Company's group life, health, hospitalization, medical reimbursement or relocation plans, if any, do not discriminate in scope, terms or operation, in favor of the named executive officers and are generally available to all salaried employees. Further, no named Executive Officer received, in the period specified in the Summary Compensation Table, perquisites and other personal benefits, security or property in an aggregate amount in excess of the lesser of $50,000 or 10% of the total salary and bonus reported for the named Executive Officer and Director in the fiscal year in which benefits were received, and no single type of prerequisite of other personal benefits exceeded 25% of the total perquisites and other benefits reported for the named Executive Officer and Director in the applicable fiscal year.



Option Grants Table

         The following table sets forth (a) the number of shares underlying options granted to each named Executive Officer and Director during the 1999 Fiscal Year, (b) the percentage the grant represents of the total number of options granted to all Company employees during the 1999 Fiscal Year, (c) the per share exercise price of each option, and (d) the expiration date of each option.

-----------------------------------------------------------------------------------------------------------------
                                                 Percent of total
                          Number of securities   options granted to
                          underlying options     employees in fiscal
Name                      granted (#)            year                    Exercise price ($/Sh)  Expiration date
-----------------------------------------------------------------------------------------------------------------
Norman Docteroff          55,560                 69%                     $2.00                  April 15, 2005
-----------------------------------------------------------------------------------------------------------------
Melvin Yablon             10,000                 12%                     $4.00                  October 31, 2004
                          15,000                 19%                     $2.00                  October 31, 2004
-----------------------------------------------------------------------------------------------------------------

Options Exercised and Remaining Outstanding

         Set forth in the table below is information, with respect to each of the named Executive Officers and Director, as to the (a) number of shares acquired during the 1999 Fiscal Year upon each exercise of options granted to such individuals, (b) the aggregate value realized upon each such exercise (i.e., the difference between the market value of the shares at exercise and their exercise price), (c) the total number of unexercised options held on December 31, 1999, separately identified between those exercisable and those not exercisable, and (d) the aggregate value of in-the-money, unexercised options held on December 31, 1999, separately identified between those exercisable and those not exercisable.

---------------------------------------------------------------------------------------------------------------------
                                                Number of securities underlying
                      Shares                     unexercised options at Fiscal     Value of unexercised in-the-money
                    acquired on      Value                Year end (#)                options at Fiscal Year end
      Name         exercise (#)   realized ($)     Exercisable/Unexercisable         ($)Exercisable/Unexercisable
---------------------------------------------------------------------------------------------------------------------
Norman Docteroff         0             0                 55,560/194,440                   111,120/388,880
---------------------------------------------------------------------------------------------------------------------
Melvin Yablon            0             0                    25,000/0                          50,000/0
---------------------------------------------------------------------------------------------------------------------


Director's Remuneration

         Each Director, not otherwise a full time employee of the Company, is eligible to receive $1,000 for each meeting of the Board of Directors or committee thereof which they attend along with reimbursement of their reasonable expenses incurred on the Company's behalf.
Employment Contracts with Named Executive Officers

         The Company has entered into a three year Employment Agreement with Norman Docteroff, who is the Company's President and Chief Executive Officer. The agreement provides a salary in the form of options to purchase an aggregate 250,000 shares of the Company's Common Stock at an exercise price of $2.00. Each month, a pro rata share of the options will vest; Mr. Docteroff will earn the right to purchase 6,945 options each month. The Company can terminate the employment of Mr. Docteroff upon death or extended disability or for cause as defined in the Employment Agreement. In addition, the Company may terminate his Employment Agreement for any reason upon 30 days' notice. If the Company terminates Mr. Docteroff without cause, the remaining options which have not vested will immediately vest.

         Raja S. Tuli receives an annual salary of $24,000, in Canadian dollars, in payments of $2,000 per month, which converted to its equivalent United States dollar value on March 21, 2000 according to the Wall Street Journal is $16,332.00 annually with monthly payments of $1,361.00. The Company does not have a written agreement with Mr. Tuli for his employment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information known to the Company as of the date of this Statement, with respect to beneficial ownership of: (i) each person who is known by the Company to be the beneficial owner of more than five (5%) percent of the Company's outstanding Common Stock; (ii) each of the Company's directors and executive officers; and (iii) all officers and directors as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws, where applicable.

--------------------------------------------------------------------------------------------------------------------
                                                               Amount & Nature of
Title of Class            Name & Address of Beneficial Owner   Beneficial Owner            Percent of Class(1)
--------------------------------------------------------------------------------------------------------------------
                          Raja S. Tuli
                          c/o Docuport, Inc.
                          1155 Rene Levesque West Suite 3500
Common Stock              Montreal, PQ, H3B 3T6, Canada                1,750,000                  28.48%
--------------------------------------------------------------------------------------------------------------------
                          Suneet Tuli
                          c/o Docuport, Inc.
                          1155 Rene Levesque West Suite 3500
Common Stock              Montreal, PQ, H3B 3T6, Canada                 875,000                    14.24%
--------------------------------------------------------------------------------------------------------------------
                          Lakhbir Tuli
                          1290 Whiteoaks Avenue
                          Mississauga, Ontario
                          L5J 3C1
Common Stock              Canada                                        875,000                     14.24%
--------------------------------------------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------------------
                          Norman Docteroff
                          81 Two Bridges Road
Common Stock              Fairfield, New Jersey 07005                    97,230(2)                  1.58%
--------------------------------------------------------------------------------------------------------------------
                          Melvin Yablon
                          220 East 57th Street, Apt. 2C
Common Stock              New York, NY 10022                             65,000(3)                  1.05%
--------------------------------------------------------------------------------------------------------------------
                          Madan Singh
                          c/o Docuport, Inc.
                          1155 Rene Levesque West Suite 3500
Common Stock              Montreal, PQ, H3B 3T6, Canada                    0                          0%
--------------------------------------------------------------------------------------------------------------------
                          All Directors & Officers as a
Common Stock              Group (consisting of 5 persons)              3,662,230                    59.59%
--------------------------------------------------------------------------------------------------------------------

(1) Unless otherwise indicated, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. A person is deemed to be the beneficial owner of securities that may be acquired by such person within 60 days from the date on which beneficial ownership is to be determined, upon the exercise of options, warrants or convertible securities. Each beneficial owner's percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not those held by any other person) and which are exercisable within such 60 day period, have been exercised.

(2) Includes options to purchase shares of the Company's Common Stock which were issued to Mr. Docteroff as compensation in connection with his Employment Agreement to serve as the Company's Chief Executive Officer.

(3) Amounts include 15,000 options to purchase shares of the Company's Common Stock which the were issued to Mr. Yablon as compensation as a consultant to the Company and 10,000 options for serving as a Director.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (a) From February 1, 1992 until December 31, 1999 the Company subcontracted software and various consulting projects to companies controlled by some of its shareholders. Over this period payments totaling $181,717 were made by the Company to Raja Tuli Consulting, Lakhbir Tuli Consulting and Widecom Group, Inc. During 1999 the Company also subcontracted software consulting projects totaling $70,160 to these same companies. These companies provided consulting services with respect to software development. These transactions provided payments in lieu of a salary to the individuals providing these consulting services.

         (b) In December, 1998, the Company entered into a three year Management and Consulting Agreement with Rexon Limited, a Swiss based company. The agreement provides that Rexon will provide the Company with various management, marketing, business planning an acquisition strategies. As compensation, Rexon received 23.3% of the then issued and outstanding shares of the Common Stock of Docuport Canada. Upon the exchange of Docuport Canada's shares for the Company's, Rexon became the beneficial owner of approximately 1,195,000 shares of the Company's Common Stock. Subsequently, Rexon transferred 295,000 shares to Diversified Investors for services rendered to Rexon and 616,000 shares to other third parties. In addition, the Company has agreed to pay Rexon $5,000 per month for a period of two years after the Company becomes a publicly traded company. The Company has not yet begun to pay Rexon its fees.

         (c) In April, 1999, the Company entered into a three year non-exclusive Marketing and Sales Agreement with Solutions Plus, Inc., which is wholly owned by Corina Docteroff, the wife of Norman Docteroff, who, in addition to being the Company's President, Chief Executive Officer and a Director, is the President and a Director of Solutions Plus, Inc. Mr. Docteroff has signed an Employment Agreement which requires him to work a minimum of 30 hours per week for the Company. Solutions Plus, Inc. specializes in marketing, sales and networking. The agreement requires Solutions Plus, Inc. to market, sell and provide support services with respect to the Docuport. In addition, Solutions Plus, Inc. will provide the following services:

         o manage the Company's financial records including the billing of customers, payment of expenses such as insurance policies, leases, bills and other related administrative matters;

         o maintain the Company's employment records;

         o maintain account and company records in accordance with generally accepted accounting standards; and

         o maintain an operating account for the Company for the deposit of funds generated by product sales and for payment of the Company's operating expenses.

As part of the its Marketing Agreement, Solutions Plus, Inc. is providing the Company with space in their offices for the Company's United States based employees such as its accounting, sales and marketing staff. In exchange, the Company agreed to pay Solutions Plus, Inc. $10,000 per month starting May 1, 1999 and continuing for the duration of the agreement. Solutions Plus, Inc. will receive 10% of gross sales which Solutions Plus, Inc. generates of the Company's product, less returns. In addition, Solutions Plus, Inc. will receive 7.5% of all gross sales of the Company's product to companies which sell the Docuport under their own private label, less returns. The Company can terminate the Marketing and Sales Agreement if Solutions Plus, Inc. fails to sell 25,000 Docuport machines within the first twelve months after the Docuport becomes commercially available and an additional 125,000 Docuport machines during the second 12 month period after the Docuport becomes commercially available. If Solutions Plus, Inc. generates gross sales equal or greater than $25,000,000, then the Company has the option to reduce Solutions Plus, Inc.'s commissions to 3% for the balance of the agreement. If the commission percentage is reduced, however, Solutions Plus, Inc. will not be obligated to pay for any sales and marketing costs.

         (d) In August, 1999, in consideration for introducing the Company to Norman Docteroff, the Company granted Millenium Capital Corporation 50,000 options to purchase Common Stock of the Company. These options are fully vested and may be exercised at a price of $2.00 per share of Common Stock. In addition, Millenium Capital Corporation will receive as compensation 1/2 of 1% of the Company's sales. This compensation will be paid equally by the Company and by Solutions Plus, Inc. which will, in effect, give up 1/4% of its royalty.

         (e) The Company agreed with Melvin Yablon, one of its Directors, that in exchange for providing consulting services to the Company, by acting as a liaison between the Company and its technology and marketing consultants, to grant him 15,000 options to purchase Common Stock of the Company. These options are fully vested and may be exercised at a price of $2.00 per share of Common Stock. In addition, Mr. Yablon has received, in consideration for his being appointed as a Director of the Company, 10,000 options to purchase Common Stock of the Company. These options are fully vested and may be exercised at a price of $4.00 per share of Common Stock. These options are not registered.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following Exhibit Index sets forth the applicable exhibits (numbered in accordance with Item 601 of Regulation S-B) which are required to be filed with this Annual Report on Form 10-KSB:

Exhibit

3.1   Articles of Incorporation. *

3.2   By-Laws. *

4.1   Specimen Common Stock Certificate. *

10.1  Employment Agreement of Norman Docteroff. *

10.2  Marketing and Sales Agreement with Solutions Plus, Inc. *

10.3  Management and Consulting Agreement with Rexon Ltd. *

10.4  Marketing Rights and Supply Agreement with Thomson Consumer Electronics,
      Inc.

16.1  Letter on change in certifying accountant

21.1  Subsidiary of Registrant. *

24.1  Power of Attorney *

27.1  Financial Data Schedule

The exhibits designed above with an asterisk (*) have previously been filed with the Commission and, pursuant to 17 C.F.R. Secs. 201.24 and 240.12b-32, are incorporated by reference to the Registrant's Registration Statement on Form SB-2 number 333-82585, effective December 21, 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders
Docuport, Inc.


We have audited the accompanying consolidated balance sheet of DOCUPORT, INC. AND SUBSIDIARY (A Development Stage Company) as of December 31, 1999, and the related consolidated statements of operations and comprehensive income (loss), stockholders' deficiency and cash flows for the year then ended and for the period from February 1, 1992 (date of inception) to December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements for the year ended December 31, 1998 and for the period from February 1, 1992 (date of inception) to December 31, 1998 were audited by other auditors whose report dated February 12, 1999 expressed an unqualified opinion. Our opinion on the consolidated statements of operations and comprehensive income (loss), stockholders' deficiency and cash flows for the period from February 1, 1992 (date of inception) through December 31, 1999, insofar as it relates to amounts for the period from February 1, 1992 (date of inception) through December 31, 1998, is based solely on the report of other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the 1999 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Docuport, Inc. and Subsidiary as of December 31, 1999, and their results of operations and cash flows for the year then ended and for the period from February 1, 1992 (date of inception) to December 31, 1999, in conformity with generally accepted accounting principles.

                                                  J.H. COHN LLP


Roseland, New Jersey
April 7, 2000

                          INDEPENDENT AUDITORS' REPORT


To the Directors of
Docuport, Inc.


We have audited the statements of operations, stockholders' deficiency and cash flows of Docuport, Inc. for the period from February 1, 1992 (date of inception) through December 31, 1998 and for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in Canada. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a responsible basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the results of operations and the changes in cash flows of Docuport, Inc. for the period from February 1, 1992 (date of inception) through December 31, 1998 and for the year ended December 31, 1998, in accordance with generally accepted accounting principles in the United States.

                                               Chartered Accountants

Montreal, Quebec
February 12, 1999

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999

                                     ASSETS

Current assets:
    Cash and cash equivalents                                             $    77,486
    Research and development grants receivable, net of allowance of
    $150,000                                                                   39,363
    Prepaid expenses and sundry receivables                                    23,664
    Advances to employees                                                      22,955
                                                                          -----------
           Total current assets                                               163,468

Furniture and equipment, net of accumulated depreciation of $11,780            25,662
Loan financing costs, net of accumulated amortization of $4,871                30,129
Other assets                                                                   26,698
                                                                          -----------

           Total                                                          $   245,957
                                                                          ===========


                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Accounts payable and accrued expenses                                 $   427,229
    Due to related parties                                                     25,486
    Current portion of long-term debt                                         925,000
                                                                          -----------
           Total liabilities                                                1,377,715
                                                                          -----------

Commitments

Stockholders' deficiency:
    Preferred stock, par value $.001 per share; 2,000,000 shares
        authorized; none issued                                                    --
    Common stock, par value $.001 per share; 12,000,000 shares
        authorized; 6,002,500 shares issued and outstanding                     6,002
    Additional paid-in capital                                              2,759,006
    Deficit accumulated during the development stage                       (3,753,767)
    Unamortized interest cost                                                (199,986)
    Accumulated other comprehensive income - foreign currency
        translation                                                            56,987
                                                                          -----------
           Total stockholders' deficiency                                  (1,131,758)
                                                                          -----------

           Total                                                          $   245,957
                                                                          ===========

See Notes to Financial Statements.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

            STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                    YEARS ENDED DECEMBER 31,1999 AND 1998 AND
                PERIOD FROM FEBRUARY 1, 1992 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1999

                                               1999               1998            Cumulative
                                            -----------        -----------        -----------
                                           (Consolidated)    (Unconsolidated)
Revenues                                    $   168,193        $    13,482        $   334,702

General and administrative expenses           2,674,119            178,864          3,300,558
                                            -----------        -----------        -----------

Loss from operations                         (2,505,926)          (165,382)        (2,965,856)

Other income (expense):
     Interest income                             10,456                113             21,608
     Interest expense                          (511,666)           (61,210)          (805,070)
                                            -----------        -----------        -----------

Net loss                                     (3,007,136)          (226,479)        (3,749,318)

Other comprehensive income (loss) -
     foreign currency translation                  (751)            32,453             56,987
                                            -----------        -----------        -----------

Comprehensive income (loss)                 $(3,007,887)       $  (194,026)       $(3,692,331)
                                            ===========        ===========        ===========


Basic net loss per common share             $      (.53)       $      (.05)       $      (.82)
                                            ===========        ===========        ===========


Basic weighted average common shares
     outstanding                              5,632,500          4,522,500          4,582,258
                                            ===========        ===========        ===========

See Notes to Financial Statements.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                     STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                    YEARS ENDED DECEMBER 31,1999 AND 1998 AND
                PERIOD FROM FEBRUARY 1, 1992 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1999

                                                                                                              Accmu-
                                                                                                              lated
                                                                                                              Other
                                                                                                              Compre-
                                                                                   Deficit                    hensive
                                                                                  Accumulated                  Income -
                                                                  Additional      During  the     Unamortized  Foreign
                                             Common Stock           Paid-in        Development      Interest  Currency
                                          Shares       Amount      Capital           Stage            Cost   Translation   Total
                                         ---------    -------     ----------       -----------     --------- ----------- ----------
Issuance of common stock in 1992
  for $.0000251 per share                2,900,000       $ 73                                                                  $ 73
Issuance of common stock in 1996
  for no consideration                     115,000
Recapitalization to effect the ex-
  change of shares on reverse
  acquisition                            1,507,500      4,449                         $ (4,449)
Net loss from inception to December
  31, 1997                                                                            (515,703)                            (515,703)
Other comprehensive income -
  foreign currency translation adjust-
  ment from inception to December
  31, 1997                                                                                                     $25,285       25,285
                                         ---------    -------                      -----------                 -------  -----------
Balance, December 31, 1997               4,522,500      4,522                         (520,152)                 25,285     (490,345)
Transfer of common stock in 1998
  from existing stockholders in ex-
  change for consulting services                                    $ 70,000                                                 70,000
Net loss                                                                              (226,479)                            (226,479)
Other comprehensive income -
  foreign currency translation
  adjustment                                                                                                    32,453       32,453
                                         ---------    -------     ----------       -----------                 -------  -----------
Balance, December 31, 1998               4,522,500      4,522         70,000          (746,631)                 57,738     (614,371)
Issuance of common stock in
  January 1999 to existing
  stockholders in exchange
  for consulting services                  230,000        230         22,770                                                 23,000
Recapitalization to effect the
  exchange of shares on
  reverse acquisition                      115,000        115           (115)
Issuance of common stock in
  March 1999 for $.10 per share             53,000         53          5,247                                                  5,300
Issuance of common stock in
  March 1999 for $2.00 per
  share, including services
  valued at $1.90 per share                647,000        647      1,293,353                                              1,294,000
Issuance of common stock in
  April 1999 for $2.00 per
  share, net of offering costs
  of $147,164                              435,000        435        722,401                                                722,836
Effect of repricing outstanding
  warrants                                                           645,350                       $(645,350)
Amortization of interest cost                                                                        445,364                445,364
Net loss                                                                            (3,007,136)                          (3,007,136)
Other comprehensive income
  (loss) - foreign currency trans-
  lation adjustment                                                                                               (751)        (751)
                                         ---------    -------     ----------       -----------     ---------   -------  -----------
Balance, December 31, 1999               6,002,500    $ 6,002     $2,759,006       $(3,753,767)    $(199,986)  $56,987  $(1,131,758)
                                         =========    =======     ==========       ===========     =========   =======  ===========

See Notes to Financial Statements.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS
                    YEARS ENDED DECEMBER 31,1999 AND 1998 AND
                PERIOD FROM FEBRUARY 1, 1992 (DATE OF INCEPTION)
                              TO DECEMBER 31, 1999

                                                                      1999              1998             Cumulative
                                                                  -----------        -----------        -----------
                                                                 (Consolidated)   (Unconsolidated)
Operating activities:
     Net loss                                                     $(3,007,136)       $  (226,479)       $(3,749,318)
     Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation of property and equipment                         5,097              2,948             13,004
         Amortization of loan financing costs                           4,871                                 4,871
         Amortization of interest expense                             445,364                               445,364
         Foreign exchange loss                                          1,803             32,142             65,966
         Costs of services paid through issuance of
              common stock and stock options                        1,252,300             70,000          1,322,300
         Reserve for bad debt                                         150,000                               150,000
         Changes in operating assets and liabilities:
              Research and development grants receivable             (163,948)           120,333           (189,363)
              Prepaid expenses and sundry receivables                 (19,406)              (188)           (23,598)
              Other assets                                             (1,580)               250             (1,330)
              Accounts payable and accrued expenses                   259,622             82,471            427,277
                                                                  -----------        -----------        -----------
                  Net cash provided by (used in) operating
                      activities                                   (1,073,013)            81,477         (1,534,827)
                                                                  -----------        -----------        -----------

Investing activities:
     Purchases of furniture and equipment                             (24,186)                              (38,410)
     Deposit on purchases of equipment                                (16,726)                              (16,726)
     Payments of costs in connection with acquisition
         of patents                                                    (8,896)                               (8,896)
     Repayments of (advances to) employees                            (22,955)             3,454            (22,955)
                                                                  -----------        -----------        -----------
                  Net cash provided by (used in) investing
                      activities                                      (72,763)             3,454            (86,987)
                                                                  -----------        -----------        -----------

Financing activities:
     Proceeds from long-term debt                                     350,000                               925,000
     Proceeds from sale of common stock                               792,836                               792,909
     Loan financing costs                                             (35,000)                              (35,000)
     Proceeds from payable to related parties                             196             21,835             25,485
                                                                  -----------        -----------        -----------
                  Net cash provided by financing activities         1,108,032             21,835          1,708,394
                                                                  -----------        -----------        -----------

Effect of exchange rate changes on cash                                (2,669)               311             (9,094)
                                                                  -----------        -----------        -----------

Net increase (decrease) in cash and cash equivalents                  (40,413)           107,077             77,486
Cash and cash equivalents, beginning of period                        117,899             10,822                 --
                                                                  -----------        -----------        -----------

Cash and cash equivalents, end of period                          $    77,486        $   117,899        $    77,486
                                                                  ===========        ===========        ===========

See Notes to Financial Statements.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 1 - Organization and business:
                Docuport, Inc. ("Docuport Canada") was originally incorporated in February 1992 in Ontario, Canada and was inactive until January 1, 1996 at which time it focused its efforts to develop, design and market highly portable imaging devices. Future operations are dependent upon successful marketing and selling of its product as well as obtaining the necessary financing to complete its design and development.

                Docuport, Inc. ("Docuport Delaware") was originally incorporated on March 23, 1999 in Delaware to carry out the same operations as Docuport Canada.

                As of March 24, 1999, Docuport Canada had 3,245,500 shares of no par value common stock outstanding. As of that date, the Boards of Directors of Docuport Canada and Docuport Delaware entered into an agreement of merger whereby Docuport Delaware issued 3 shares of its common stock, with a par value of $.001, for every 2 shares of Docuport Canada or 4,867,500 shares of common stock (the "Exchange"). As a result of the Exchange, Docuport Canada became a 100%-owned subsidiary of Docuport Delaware. The Exchange was accounted for as the equivalent of a pooling of interest and, accordingly, the assets and liabilities of Docuport Canada continued to be recorded at their historical carrying values as of March 24, 1999; however, common stock and additional paid-in capital were adjusted as of March 24, 1999 to reflect the $.001 par value per share of Docuport Delaware. All references to the number of shares of common stock of Docuport Canada as of the dates or for periods prior to the Exchange have been restated to reflect the ratio of the number of common shares of Docuport Delaware effectively exchanged for common shares of Docuport Canada. The accompanying financial statements for periods prior to March 24, 1999 are comprised, effectively, of the historical financial statements of Docuport Canada.

                The "Company" as used herein refers to Docuport Canada prior to March 24, 1999 and Docuport Canada together with Docuport Delaware subsequent to that date.

                As of December 31, 1999, the Company had not generated any revenues from operations and, accordingly, it is still in the development stage. Management does not expect the Company to generate any revenues from its planned operations prior to the third quarter of the year ending December 31, 2000.


Note 2 - Summary of significant accounting policies:
                Use of estimates:
                    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):
                Principles of consolidation:
                    The 1999 consolidated financial statements include the accounts of Docuport Delaware and its wholly-owned subsidiary, Docuport Canada. All significant intercompany accounts and transactions have been eliminated in consolidation.

                Cash equivalents:
                    Cash equivalents consist of highly liquid investments with a maturity of three months or less when acquired.

                Furniture and equipment:
                    Furniture and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided on a straight-line basis over the estimated useful lives of the assets which range from three to seven years.

                Impairment of long-lived assets:
                    The Company has adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"). Under SFAS 121, impairment losses on long-lived assets, such as equipment and patents and trademarks, are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts.

                    Management also reevaluates the periods of depreciation of long-lived assets to determine whether events and circumstances warrant revised estimates of useful lives.

                Research and development costs and related grant revenue:
                    Costs and expenses related to research and product development are expensed as incurred. In addition, certain of these expenditures are subject to reimbursement by the Canadian Government in the form of grants. During the years ended December 31, 1999 and 1998, the Company incurred research and development costs of approximately $692,000 and $46,000, respectively, and provided for grants from the Canadian Government in the amounts of $168,193 and $13,482, respectively. Expenditures for research and development are included in general and administrative expenses. Revenue from research and development grants is recognized when the qualifying expenditure is incurred. However, due to recently announced pending legislation which would significantly limit these grants, the Company provided for a reserve of $150,000, the amount of these credits currently estimated at risk.

                Loan financing costs:
                    Costs of obtaining financing are capitalized. Such costs are amortized and charged to interest expense over the term of the related loan using the straight-line method which approximates the interest method.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):
                Patents and trademarks:
                    The costs of obtaining patents and trademarks, which are included in other assets, are capitalized and amortized on the straight-line basis over the estimated useful life of 17 years.

                Advertising:
                    The Company expenses the cost of advertising and promotions as incurred. Advertising costs charged to operations were not material during 1999 and 1998.

                Stock options:
                    In accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), the Company will recognize compensation costs as a result of the issuance of stock options and warrants based on the excess, if any, of the fair value of the underlying stock at the date of grant or award (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. Therefore, the Company will not be required to recognize compensation expense as a result of any grants of stock options and warrants at an exercise price that is equivalent to or greater than fair value. The Company will also make pro forma disclosures, as required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), of net income or loss as if a fair value based method of accounting for stock options and warrants had been applied instead, if such amounts differ materially from the historical amounts.

                Foreign currency translation:
                    The financial statements of Docuport Canada are generally measured using the local currency as the functional currency. Foreign assets and liabilities are translated to their U.S. dollar equivalents based on the rates of exchange prevailing at the end of each respective year. Revenue and expense accounts are translated at average exchange rates during each respective year. Aggregate gains and losses arising from the translation of foreign assets and liabilities are not included in determining net income, but are accumulated as other comprehensive income (loss) within stockholders' equity. Foreign currency transaction losses, which are included in general and administrative expenses in the accompanying statements of operations, were $1,803 and $32,142 for the years ended December 31, 1999 and 1998, respectively.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (continued):
                Income taxes:
                    The Company accounts for income taxes pursuant to the asset and liability method which requires deferred income tax assets and liabilities to be computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The income tax provision or credit is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

                Net earnings (loss) per share:
                    The Company presents "basic" earnings (loss) per share and, if applicable, "diluted" earnings per share pursuant to the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Basic earnings
                    (loss) per share is calculated by dividing net income or loss by the weighted average number of shares outstanding during each period. The calculation of diluted earnings per share is similar to that of basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if all potentially dilutive common shares, such as those issuable upon the exercise of stock options and warrants, were issued during the period.

                    Since the Company had losses in 1999 and 1998, the assumed effects of the exercise of warrants were anti-dilutive and, accordingly, diluted per share amounts have not been presented in the accompanying statements of operations. Such warrants, however, could dilute basic earnings per share in the future.

               Comprehensive income:
                    Effective June 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes new rules for the reporting and display of comprehensive income and its components. SFAS 130 requires foreign currency translation adjustments to be included in other comprehensive income (loss). Due to availability of net operating losses, there is no tax effect associated with any component of other comprehensive income.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 2 - Summary of significant accounting policies (concluded):
                Recent accounting pronouncements:
                    The Financial Accounting Standards Board and the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants had issued certain accounting pronouncements as of December 31, 1999 that will become effective in subsequent periods; however, management of the Company does not believe that any of those pronouncements would have significantly affected the Company's financial accounting measurements or disclosures had they been in effect as of December 31, 1999 and/or during the years ended December 31, 1999 and 1998.

                  Reclassifications:

                    Certain accounts in the 1998 financial statements have been reclassified to conform to the 1999 presentations.


Note 3 - Advances to employees:
                At December 31, 1999, advances to employees of $22,955 were noninterest bearing and due on demand.

Note 4 - Furniture and equipment:
                Furniture and equipment consists of the following at December 31, 1999:

                                                         Estimated
                                                          Useful
                                                           Lives      Amount
                                                         ---------   -------
                    Molds and tools                       3 years    $10,732
                    Furniture and fixtures                7 years      4,628
                    Computer equipment                    5 years     22,082
                                                                     -------
                                                                      37,442
                    Less accumulated amortization                     11,780
                                                                     -------
                         Total                                       $25,662
                                                                     =======

                Depreciation expense aggregated $5,097 and $2,948 in 1999 and 1998, respectively.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 5 - Long-term debt:
                Long-term debt consists of notes payable that bear interest at 10% and are due and payable upon the maturity of the notes as follows:

                    Note payable, due August 28, 1998 (A)      $  50,000
                    Notes payable, due August 1, 2000 (B)        525,000
                    Notes payable, due November 10, 2000         350,000
                                                               ---------
                         Total                                  $925,000
                                                                ========

                    (A) The Company is currently in default and, as a result, the note is due on demand.

                    (B) On February 10, 1999, the Company negotiated with the noteholders for an extension until August 1, 2000, in which to repay these obligations. In consideration for the extension, the Company reduced the exercise price of the existing warrants from $1.67 per share, split adjusted to $.10 per share, and issued to the noteholders an additional 157,500 warrants having an exercise price of $.10 per share. The cost of these additional warrants is estimated to be $645,350, of which $445,364 has been expensed for the year ended December 31, 1999. The balance of $199,986 is reflected as unamortized interest cost at December 31, 1999.

Note 6 - Preferred stock and warrants:
               No shares of preferred stock had been issued as of December 31, 1999. Under the Company's Articles of Incorporation, the Board of Directors, within certain limitations and restrictions, can fix or alter preferred stock dividend rights, dividend rates, conversion rights, voting rights and terms of redemption including price and liquidation preferences. As of April 7, 2000, the Board of Directors has not yet fixed any terms to the preferred stock.

               At December 31, 1999, the Company had outstanding warrants to purchase 655,000 shares of common stock that are exercisable through August 28, 2002. The following table summarizes the outstanding warrants as of December 31, 1999:

                        Exercisable                     Number
                            Price                     Outstanding

                            $4.00                        10,000
                             2.00                       315,000
                             1.67                        15,000
                              .10                       315,000
                                                        -------
                                                        655,000
                                                        =======

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


Note 6 - Preferred stock and warrants (concluded):
                The compensation cost, pro forma loss and net loss per share for 1999 and 1998 using a fair value based method of accounting for the warrants granted, as required by SFAS 123, would not differ materially from the corresponding historical amounts.


Note 7 - Income taxes:
               As of December 31, 1999, the Company had net operating loss carryforwards of approximately $3,159,000 available to reduce future taxable income which will expire at various dates through 2019. The Company had no material temporary differences as of that date. Due to the uncertainties related to, among other things, any future changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the uncertainty of any future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $861,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of December 31, 1999. The Company had also offset the potential benefits from net operating loss carryforwards of approximately $747,000 by an equivalent valuation allowance as of December 31, 1998. Although the Company had pre-tax losses in each period, no credits for income taxes are included in the accompanying statements of operations as a result of the increases in the valuation allowance of $745,000 and $42,000 in 1999 and 1998, respectively.


Note 8 - Related party transactions:

               At December 31, 1999, amounts due to related parties of $25,486 are noninterest bearing and are due on demand.

               From February 1, 1992 through December 31, 1999, the Company subcontracted software and other consulting projects totaling approximately $142,000 with various companies controlled by the stockholders, of which approximately $70,000 and $47,000 were incurred during the years dated December 31, 1999 and 1998, respectively.

               During the years ended December 31, 1999 and 1998, the Company incurred rent charges of approximately $23,000 and $2,500, respectively, from a company controlled by certain of its stockholders. The premises are being leased on a monthly basis.

               On April 5, 1999, the Company entered into a sales and marketing agreement with a company controlled by certain of its stockholders to provide sales and administrative functions on its behalf. The agreement expires on April 15, 2002 and contains automatic annual renewals unless terminated by either party upon 30 days written notice. Fees for such services will be $10,000 per month plus a specified percentage of sales. During the year ended December 31,1999, such fees amounted to $90,000.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 9 - Issuance of common stock:
               In March 1999, the Company sold 700,000 shares of common stock. Certain shares sold to individuals or companies deemed to be related parties were sold for $2.00 per share, comprised of $.10 per share in cash and $1.90 per share of services, while shares sold to those individual deemed to be unrelated parties were sold for $.10 in cash. All shares sold during this offering contain certain restrictions as to further transfer.

               In April 1999, the Company conducted a second offering of 435,000 shares of common stock for $2.00 per share raising $870,000 less offering costs of $147,164. These shares were sold without any restrictions as to further transfers.


Note 10- Commitments:
               The Company is committed under a management and consulting agreement for a two year period ending December 2001 for compensation consisting of 1,050,000 common shares, which have been transferred from the present stockholders, and a fee of $5,000 per month for a two year period after such time the Company becomes publicly traded. The shares transferred are fully vested, nonforefeitable and exercisable. This share transfer resulted in a consulting fee expense of $70,000 with a credit to additional paid-in capital representing the fair value of the shares on December 12, 1998.


Note 11- Fair value of financial instruments:
               The Company's material financial instruments at December 31, 1999 for which disclosure of estimated fair value is required by certain accounting standards consisted of cash and cash equivalents, research and development grants receivable, advances to employees, due to related parties and long-term debt. In the opinion of management, (i) cash and cash equivalents and research and development grants receivable were carried at values that approximated their fair values because of their liquidity and/or their short-term maturities, (ii) as a result of the relationship of the Company and its related parties there is no practical method that can be used to determine the fair value of advances to employees and due to related parties, and (iii) the fair value of long-term debt approximated their carrying values because they had interest rates equivalent to those currently prevailing for financial instruments with similar characteristics.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 12- Segment and geographic information:
               Pursuant to the provisions of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company is required to report segment information in the same format reviewed by the Company's management (the "management approach"). The Company operates principally in one industry segment consisting of the development, manufacture and sale of highly portable imaging devices. Prior to 1999, the Company conducted its operations principally in Canada. Commencing in 1999, the Company also expanded its operations to the United States.

               Information about the Company's operations and assets in different geographic locations for 1999 and 1998 is shown below:

                                                           United
                                                           States              Canada          Consolidated
                                                         -----------         ----------         -----------
                 1999
                 Revenues                                                     $ 168,193        $    168,193

                 Expenses, net of interest income        $ 2,362,219            813,110           3,175,329
                                                         -----------         ----------         -----------

                 Net loss                                $(2,362,219)         $(644,917)        $(3,007,136)
                                                         ===========          =========         ===========

                 Total assets                            $   157,040          $  88,917         $   245,957
                                                         ===========          =========         ===========

                 1998

                 Revenues                                                    $   13,482       $      13,482

                 Expenses, net of interest income                               239,961             239,961
                                                                             ----------       -------------

                 Net loss                                                     $(226,479)       $   (226,479)
                                                                              =========        ============

                 Total assets                                                 $ 153,523        $    153,523
                                                                              =========        ============

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

Note 13- Subsequent event:
                On January 28, 2000, the Company commenced a private offering (the "New Offering") to "Accredited Investors" of units of 10% convertible promissory notes payable that are due February 15, 2001 (the "10% Notes"). The New Offering expired on February 15, 2000 (unless extended by the Company at its sole and absolute discretion) and is intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933. The 10% Notes will be convertible at any time at the holder's option, subject to Company approval, at the rate of $8.00 per share. Interest on the 10% Notes will be payable upon the payment of the principal balance. However, if the Company intends to pay the full principal amount plus any accrued interest upon the closing of any equity or debt financing of at least $3,000,000, the 10% Notes can be converted at $6.40 per share. Each unit subject to the New Offering consists of 10% Notes in the principal amount of $50,000. As of April 7, 2000, the Company had sold 17 units which raised $850,000 in proceeds.

                                      * * *

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            DOCUPORT, INC.

                            By: /s/ Norman Docteroff
                            ------------------------
                            Norman Docteroff, President

                            Date: April 14, 2000

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Norman Docteroff
----------------------------------------
Norman Docteroff
President, Chief Executive Officer
 and Director

/s/ Raja Tuli
----------------------------------------
Raja Tuli
Chairman of the Board

/s/ Mada G. Singh
----------------------------------------
Mada G. Singh
Director

/s/ Lakhbir Tuli
----------------------------------------
Lakhbir Tuli
Director

/s/ Melvin Yablon
----------------------------------------
Melvin Yablon
Director