Form 10QSB
period 2000-03-31
DOCUPORT INC
filed 2000-05-22
CIK 1019648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-28451

                                 DOCUPORT, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                    22-3649272
-----------------------------                    -------------------
(State or Other Jurisdiction                     (I.R.S.Employer or
Incorporation of Organization)                   Identification No.)

                               81 Two Bridges Road
                           Fairfield, New Jersey 07004
                                 (973) 882-3177
                -------------------------------------------------
                  (Address and telephone number, including area
                code, of registrant's principal executive office)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES |X| NO |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

      As of March 31, 2000 there were 6,227,500 shares of Common Stock, $.001 par value, outstanding.

      Documents Incorporated by reference: The Company incorporates by reference various exhibits from the Company's Annual Report on Form 10-KSB, file No. 000-28451, which was filed on April 17, 2000.
                              --------

      ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the Company's financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

      RESULTS OF OPERATIONS

      The following table sets forth for the periods indicated the amounts included in the Company's consolidated statement of operations:

                                          Three Months Ended  Three Months Ended
                                             March 31,2000       March 31,1999
                                             -------------       -------------

Revenues                                          0                0

Expenses
         General and administrative            (696,072)          (1,336,524)

Other income and expenses

         Interest income                        578                0
         Interest expense                      (145,091)          (125,716)

Net loss for the quarter                       (840,585)          (1,462,240)


      REVENUES

      As of March 31, 2000, the Company had not generated any revenues from operations and, accordingly is still within its developmental stage. In the past, the Canadian government has provided companies with research and development grants which were available to the Company as a reimbursement to the Company of taxes payable to the Canadian government. Research and development grants are available as a percentage of research and development expenses, and are not available for expenses related to currency exchange losses, financing fees or other expenses outside of Canada. During the three months ended March 31, 2000 and 1999, the Company was not eligible for any of these grants.

      GENERAL AND ADMINISTRATIVE EXPENSE

      General and administrative expenses decreased to $696,072 for the three months ended March 31, 2000 compared to $1,336,524 for the three months ended March 31, 1999. This decrease in expenses is primarily due to a decrease in non-cash charges of $1,252,300 associated with the cost of services paid through the issuance of Common Stock, during the three month period ended March 31, 1999. This decrease was offset, to some extent, by increased expenditures in consulting and travel costs, as well as establishing the Company's headquarters in the United States.

      INTEREST EXPENSE

      Interest expense was $145,091 for the three months ended March 31, 2000 compared to $125,623 for the three months ended March 31, 1999. This increase was principally attributable to the increase in the Company's short-term debt.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital and capital requirements will depend upon numerous factors, including the level of resources that the Company devotes to the purchase of manufacturing equipment to support start-up production and to the marketing aspects of its products. The Company intends to construct production and/or assembly centers abroad to manufacture, market and sell the Docuport in the international market. The Company has entered into an agreement with Thomson Consumer Electronics, Inc. to manufacture, market and sell the Docuport in Canada and the United States under its RCA brand name. The Company intends to begin distribution of the Docuport in the United States, Canada, Europe and Asia in the third quarter of the year ending December 31, 2000.

      The Company's success will be dependent upon raising sufficient capital to establish a production and assembly facility to manufacture the Docuport. The Company believes the Docuport will be commercially accepted throughout the national and international markets. The Company does not have all the financing in place at this time, nor may it ever, to meet these objectives.

      During the year ending December 31, 1999 the Company raised funds through the sale of securities in order satisfy its cash requirements and liquidity obligations. During March, 1999 and April, 1999 the Company sold 1,135,000 shares of Common Stock for an aggregate sum of $792,836 net of $147,164 of offering costs. Commencing in February, 2000 and through April, 2000 the Company, through a private offering, sold a combination of convertible debentures and warrants for a sum of $850,000. Subsequent to March 31, 2000, the Company has raised an additional $400,000 through a private offering of convertible promissory notes and warrants. The Company contemplates seeking additional financing or conducting a public offering in order to satisfy additional cash requirements and its liquidity obligations.

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

      OTHER MATTERS

      The Form 10-QSB, other than historical financial information, may consist of forward-looking statements that include risks and uncertainties, including, but not limited to, statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations". Such statements are based upon many assumptions and are subject to risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements due to a number of factors, including, but not limited to, those identified in the preceding paragraphs.

PART II. Other Information

      Item 1. Legal Proceedings

          None

      Item 2. Changes in Securities and Use of Proceeds

      During the three months ending March 31, 2000, the Company issued 225,000 shares of Common Stock upon the exercise of warrants for $.10 per share.

      Item 3. Defaults Upon Senior Securities

          None

      Item 4. Submission of Matters to Vote of Security Holders

      No matters were submitted to a vote of the Company's shareholders during the quarterly period ended March 31, 2000.

      Item 5. Other Information

           None

      Item 6. Exhibits and Reports on Form 8-K

            (a) Exhibits:

                  In accordance with Item 601 of Regulation S-B, the following Exhibit from the Company's 8-K filed February 10, 2000 is incorporated by reference:
                        Exhibit 10.1 Marketing Rights and Supply Agreement, dated January 14, 2000, by and between Docuport and Thomson Consumer Electronics, Inc.

            (b) During the quarter ended March 31, 2000, a Form 8-K was filed by the registrant on February 10, 2000, with respect to a Marketing Rights and Supply Agreement entered into between the Company and Thomson Consumer Electronics, Inc.

            (c) A Form 8-K was filed by the registrant on April 3, 2000 with respect to a change of the Company's principal accountant from BDO Dunwoody to J.H. Cohn, LLP, effective March 30, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DOCUPORT, INC.


                                        By: /s/ Norman Docteroff
                                        ----------------------------------------
                                         Norman Docteroff, President

                                        Date: May 22, 2000

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                                                            PAGE
                                                                            ----

Part I - Financial Information

Item 1.  Financial Statements

         Report of Independent Public Accountants                            2

         Condensed Consolidated Balance Sheets
         March 31, 2000 (Unaudited) and December 31, 1999                    3

         Condensed Consolidated Statements of Operations and
         Comprehensive Income (Loss)
         Three Months Ended March 31, 2000 and 1999 and Period
         from February 1, 1992 (Date of Inception) to March 31,
         2000 (Unaudited)                                                    4

         Condensed Consolidated Statement of Changes in Stockholders'
         Deficiency
         Three Months Ended March 31, 2000 and Period from February 1,
         1992 (Date of Inception) to March 31, 2000 (Unaudited)             5-6

         Condensed Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2000 and 1999 and Period
         from February 1, 1992 (Date of Inception) to March 31, 2000
         (Unaudited)                                                         7

         Notes to Condensed Consolidated Financial Statements (Unaudited)   8-11

Item 2.  Management's Discussion and Analysis or Plan of Operation         12-14


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                   15

         Signatures                                                         17

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders
Docuport, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of DOCUPORT, INC. AND SUBSIDIARY (A Development Stage Company) as of March 31, 2000, and the related condensed consolidated statements of operations and comprehensive income (loss), changes in stockholders' deficiency and cash flows for the three months ended March 31, 2000 and for the period from February 1, 1992 (date of inception) to March 31, 2000. These condensed consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review of the condensed consolidated financial statements referred to above, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1999, and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders' deficiency and cash flows for the year then ended and for the period from February 1, 1992 (date of inception) to December 31, 1999, which are not presented herein, and in our report dated April 7, 2000, we expressed an unqualified opinion on those consolidated financial statements. Our opinion on the consolidated statements of operations and comprehensive income (loss), changes in stockholders' deficiency and cash flows for the period from February 1, 1992 (date of inception) to December 31,1999, insofar as it related to amounts for the period from February 1, 1992 (date of inception) through December 31, 1998, was based solely on the report of other auditors. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

The accompanying condensed consolidated statements of operations and comprehensive income (loss) and cash flows for the three months ended March 31, 1999 were not audited or reviewed by us and, accordingly, we do not express an opinion or any other form of assurance on them.


                                       J.H. Cohn LLP

Roseland, New Jersey
May 16, 2000

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999

                                                                    March        December
                                     ASSETS                        31, 2000      31, 1999
                                                                 -----------    -----------
                                                                 (Unaudited)      (Note 1)
Current assets:
  Cash and cash equivalents                                      $   235,484    $    77,486
  Research and development grants receivable, net of
    allowance of $150,000                                             39,186         39,363
  Prepaid expenses and sundry receivables                             60,061         23,664
  Advances to employees                                               18,815         22,955
                                                                 -----------    -----------
      Total current assets                                           353,546        163,468

Furniture and equipment, net of accumulated depreciation of
  $13,713 and $11,780                                                 29,977         25,662
Loan financing costs, net of accumulated amortization of
  $24,246 and $4,871                                                  95,754         30,129
Other assets                                                          26,831         26,698
                                                                 -----------    -----------

      Totals                                                     $   506,108    $   245,957
                                                                 ===========    ===========

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
  Accounts payable and accrued expenses                          $   523,388    $   427,229
  Due to related parties                                              46,528         25,486
  Current portion of long-term debt                                1,775,000        925,000
                                                                 -----------    -----------
      Total liabilities                                            2,344,916      1,377,715
                                                                 -----------    -----------

Commitments

Stockholders' deficiency:
  Preferred stock, par value $.001 per share; 2,000,000 shares
    authorized; none issued                                               --             --
  Common stock, par value $.001 per share; 12,000,000 shares authorized; 6,227,500 and 6,002,500 shares issued and
    outstanding                                                        6,227          6,002
  Additional paid-in capital                                       2,781,281      2,759,006
  Deficit accumulated during the development stage                (4,594,352)    (3,753,767)
  Unamortized interest cost                                          (88,645)      (199,986)
  Accumulated other comprehensive income - foreign currency
    translation                                                       56,681         56,987
                                                                 -----------    -----------
      Total stockholders' deficiency                              (1,838,808)    (1,131,758)
                                                                 -----------    -----------

      Totals                                                     $   506,108    $   245,957
                                                                 ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
                 THREE MONTHS ENDED MARCH 31, 2000 AND 1999 AND
                PERIOD FROM FEBRUARY 1, 1992 (DATE OF INCEPTION)
                                TO MARCH 31, 2000
                                   (Unaudited)

                                                      2000            1999       Cumulative
                                                   -----------    -----------    -----------
Revenue                                            $        --    $        --    $   334,702

General and administrative expenses                    696,072      1,336,524      3,996,630
                                                   -----------    -----------    -----------

Loss from operations                                  (696,072)    (1,336,524)    (3,661,928)

Other income (expense):
  Interest income                                          578                        22,186
  Interest expense                                    (145,091)      (125,716)      (950,161)
                                                   -----------    -----------    -----------

Net loss                                              (840,585)    (1,462,240)    (4,589,903)

Other comprehensive income (loss) -
  foreign currency translation                            (306)       (12,623)        56,681
                                                   -----------    -----------    -----------

Comprehensive income (loss)                        $  (840,891)   $(1,474,863)   $(4,533,222)
                                                   ===========    ===========    ===========

Basic net loss per common share                    $      (.14)   $      (.30)   $      (.98)
                                                   ===========    ===========    ===========

Basic weighted average common shares outstanding     6,077,500      4,868,333      4,634,014
                                                   ===========    ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                      THREE MONTHS ENDED MARCH 31, 2000 AND
                PERIOD FROM FEBRUARY 1, 1992 (DATE OF INCEPTION)
                                TO MARCH 31, 2000
                                   (Unaudited)

                                                                                                                          Accmu-
                                                                                                                           lated
                                                                                                                           Other
                                                                                                                          Compre-
                                                                                           Deficit                        hensive
                                                                                         Accumulated                     Income -
                                                    Common Stock          Additional      During the    Unamortized       Foreign
                                            --------------------------      Paid-in      Development      Interest       Currency
                                               Shares         Amount        Capital         Stage           Cost       Translation
                                            -----------    -----------    -----------    -----------    -----------    -----------
Issuance of common stock in 1992
  for $.0000251 per share                     2,900,000    $        73
Issuance of common stock in 1996
  for no consideration                          115,000
Recapitalization to effect the ex-
  change of shares on reverse acquisition     1,507,500          4,449                   $    (4,449)
Net loss from inception to December
  31, 1997                                                                                  (515,703)
Other comprehensive income -
  foreign currency translation adjust-
  ment from inception to December
  31, 1997                                                                                                             $    25,285
                                             ----------    -----------                   -----------                   -----------
Balance, December 31, 1997                    4,522,500          4,522                      (520,152)                       25,285
Transfer of common stock in 1998
  from existing stockholders in ex-
  change for consulting services                                          $    70,000
Net loss                                                                                    (226,479)
Other comprehensive income -
  foreign currency translation adjustment                                                                                   32,453
                                             ----------    -----------    -----------    -----------                   -----------
Balance, December 31, 1998                    4,522,500          4,522         70,000       (746,631)                       57,738
Issuance of common stock in
  January 1999 to existing
  stockholders in exchange
  for consulting services                       230,000            230         22,770
Recapitalization to effect the
  exchange of shares on
  reverse acquisition                           115,000            115           (115)
Issuance of common stock in
  March 1999 for $.10 per share                  53,000             53          5,247
Issuance of common stock in
  March 1999 for $2.00 per
  share, including services
  valued at $1.90 per share                     647,000            647      1,293,353
Issuance of common stock in
  April 1999 for $2.00 per
  share, net of offering costs
  of $147,164                                   435,000            435        722,401
Effect of repricing outstanding
  warrants                                                                    645,350                   $  (645,350)
Amortization of interest cost                                                                               445,364
Net loss                                                                                  (3,007,136)
Other comprehensive income
  (loss) - foreign currency trans-
  lation adjustment                                                                                                           (751)
                                            -----------    -----------    -----------    -----------    -----------    -----------

Balance, December 31, 1999                    6,002,500          6,002      2,759,006     (3,753,767)      (199,986)        56,987
                                            -----------    -----------    -----------    -----------    -----------    -----------

                                                Total
                                             -----------
Issuance of common stock in 1992
  for $.0000251 per share                    $       73
Issuance of common stock in 1996
  for no consideration
Recapitalization to effect the ex-
  change of shares on reverse acquisition
Net loss from inception to December
  31, 1997                                     (515,703)
Other comprehensive income -
  foreign currency translation adjust-
  ment from inception to December
  31, 1997                                        25,285
                                             -----------
Balance, December 31, 1997                      (490,345)
Transfer of common stock in 1998
  from existing stockholders in ex-
  change for consulting services                  70,000
Net loss                                        (226,479)
Other comprehensive income -
  foreign currency translation adjustment         32,453
                                             -----------
Balance, December 31, 1998                      (614,371)
Issuance of common stock in
  January 1999 to existing
  stockholders in exchange
  for consulting services                         23,000
Recapitalization to effect the
  exchange of shares on
  reverse acquisition
Issuance of common stock in
  March 1999 for $.10 per share                    5,300
Issuance of common stock in
  March 1999 for $2.00 per
  share, including services
  valued at $1.90 per share                    1,294,000
Issuance of common stock in
  April 1999 for $2.00 per
  share, net of offering costs
  of $147,164                                    722,836
Effect of repricing outstanding
  warrants
Amortization of interest cost                    445,364
Net loss                                      (3,007,136)
Other comprehensive income
  (loss) - foreign currency trans-
  lation adjustment                                 (751)
                                             -----------

Balance, December 31, 1999                    (1,131,758)
                                             -----------

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                      THREE MONTHS ENDED MARCH 31, 2000 AND
                PERIOD FROM FEBRUARY 1, 1992 (DATE OF INCEPTION)
                                TO MARCH 31, 2000
                                   (Unaudited)

                                                                                                                          Accmu-
                                                                                                                           lated
                                                                                                                           Other
                                                                                                                          Compre-
                                                                                           Deficit                        hensive
                                                                                         Accumulated                     Income -
                                                    Common Stock          Additional      During the    Unamortized       Foreign
                                            --------------------------      Paid-in      Development      Interest       Currency
                                               Shares         Amount        Capital         Stage           Cost       Translation
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance, January 1, 2000                      6,002,500    $     6,002    $ 2,759,006    $(3,753,767)   $  (199,986)   $    56,987

Issuance of common stock in
  March 2000 upon the exercise
  of warrants for $.10 per share                225,000            225         22,275
Amortization of interest cost                                                                               111,341
Net loss                                                                                    (840,585)
Other comprehensive income
  (loss) - foreign currency trans-
  lation adjustment                                                                                                           (306)
                                            -----------    -----------    -----------    -----------    -----------    -----------
Balance, March 31, 2000                       6,227,500    $     6,227    $ 2,781,281    $(4,594,352)   $   (88,645)   $    56,681
                                            ===========    ===========    ===========    ===========    ===========    ===========

                                               Total
                                            -----------
Balance, January 1, 2000                    $(1,131,758)

Issuance of common stock in
  March 2000 upon the exercise
  of warrants for $.10 per share                 22,500
Amortization of interest cost                   111,341
Net loss                                       (840,585)
Other comprehensive income
  (loss) - foreign currency trans-
  lation adjustment                                (306)
                                            -----------
Balance, March 31, 2000                     $(1,838,808)
                                            ===========

See Notes to Condensed Consolidated Financial Statements.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                             CONDENSED CONSOLIDATED
                            STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED MARCH 31, 2000 AND 1999 AND
                PERIOD FROM FEBRUARY 1, 1992 (DATE OF INCEPTION)
                                TO MARCH 31, 2000
                                   (Unaudited)

                                                           2000          1999        Cumulative
                                                       -----------    -----------    -----------
Operating activities:
  Net loss                                             $  (840,585)   $(1,462,240)   $(4,589,903)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                            2,182            367         15,186
    Amortization of loan financing costs                    19,375                        24,246
    Amortization of interest expense                       111,341        111,341        556,705
    Foreign exchange loss                                                                 65,966
    Costs of services paid through issuance of
      common stock and stock options                                    1,252,300      1,322,300
    Reserve for bad debt                                                                 150,000
    Changes in operating assets and liabilities:
      Research and development grants receivable               177          3,474       (189,186)
      Prepaid expenses and sundry receivables              (36,397)       (70,004)       (59,995)
      Other assets                                            (115)           250         (1,445)
      Accounts payable and accrued expenses                 96,159          6,285        523,436
                                                       -----------    -----------    -----------
        Net cash used in operating activities             (647,863)      (158,227)    (2,182,690)
                                                       -----------    -----------    -----------

Investing activities:
  Purchases of furniture and equipment                      (6,248)           (90)       (44,658)
  Deposit on purchases of equipment                                                      (16,726)
  Payments of costs in connection with acquisition
    of patents                                                (267)                       (9,163)
  Repayments from (advances to) employees                    4,140                       (18,815)
                                                       -----------    -----------    -----------
        Net cash used in investing activities               (2,375)           (90)       (89,362)
                                                       -----------    -----------    -----------

Financing activities:
  Proceeds from long-term debt                             850,000                     1,775,000
  Proceeds from sale of common stock                        22,500         70,000        815,409
  Loan financing costs                                     (85,000)                     (120,000)
  Proceeds from (repayment to) related parties              21,042           (176)        46,527
                                                       -----------    -----------    -----------
        Net cash provided by financing activities          808,542         69,824      2,516,936
                                                       -----------    -----------    -----------

Effect of exchange rate changes on cash                       (306)        (1,139)        (9,400)
                                                       -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents       157,998        (89,632)       235,484
Cash and cash equivalents, beginning of period              77,486        117,899             --
                                                       -----------    -----------    -----------

Cash and cash equivalents, end of period               $   235,484    $    28,267    $   235,484
                                                       ===========    ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Unaudited interim financial statements:

            In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of Docuport, Inc. and its subsidiary, a company in the development stage, (the "Company") as of March 31, 2000, and their results of operations and cash flows for the three months ended March 31, 2000 and 1999 and the period from February 1, 1992 (date of inception) to March 31, 2000, and changes in stockholders' deficiency for the three months ended March 31, 2000 and the period from February 1, 1992 (date of inception) to March 31, 2000. Information included in the condensed consolidated balance sheet as of December 31, 1999 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of the Company as of December 31, 1999 and for the years ended December 31, 1999 and 1998 and the period from February 1, 1992 (date of inception) to March 31, 2000, (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 1999 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these condensed consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

            The results of the Company's operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.

            As of March 31, 2000, the Company had not generated any revenues from operations and, accordingly, it is still in the development stage. Management does not expect the Company to generate any revenues from its planned operations prior to the fourth quarter of the year ending December 31, 2000.

Note 2 - Earnings (loss) per common share:

            As further explained in Note 2 of the notes to the Audited Financial Statements, the Company presents basic and, if appropriate, diluted earnings (loss) per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company incurred losses in 2000 and 1999, and the assumed effects of the exercise of warrants were anti-dilutive. Such warrants however, could dilute basic earnings per share in the future.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Long-term debt:

            At March 31, 2000, long-term debt consists of notes payable that bear interest at 10% and which is due and payable upon the maturity of the notes as follows:

                  Note payable, due August 28, 1998 (A)             $   50,000
                  Notes payable, due August 1, 2000 (B)                525,000
                  Notes payable, due November 10, 2000                 350,000
                  Notes payable, due February 15, 2001 (C)             850,000
                                                                    ----------

                       Total                                        $1,775,000
                                                                    ==========

                  (A) The Company is currently in default and, as a result, the note is due on demand.

                  (B) On February 10, 1999, the Company negotiated with the noteholders for an extension until August 1, 2000, in which to repay these obligations. In consideration for the extension, the Company reduced the exercise price of the existing warrants from $1.67 per share, split adjusted to $.10 per share, and issued to the noteholders an additional 157,500 warrants having an exercise price of $.10 per share. The cost of these additional warrants is estimated to be $645,350, of which $111,341 has been expensed for each of the three month periods ended March 31, 2000 and 1999. The balance of $88,645 is reflected as unamortized interest cost at March 31, 2000.

                  (C) On January 28, 2000, the Company commenced a private offering (the "New Offering") to "Accredited Investors" of units of 10% convertible promissory notes that are due February 15, 2001 (the "10% Notes"). The New Offering expired on February 15, 2000 (unless extended by the Company at its sole and absolute discretion) and is intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933. The 10% Notes are convertible at any time at the holder's option, subject to Company approval, at the rate of $8.00 per share. Interest on the 10% Notes is payable upon the payment of the principal balance. However, if the Company intends to pay the full principal amount plus any accrued interest upon the closing of any equity or debt financing of at least $3,000,000, the 10% Notes may be converted earlier at $6.40 per share. The Company has extended the New Offering and issued $400,000 of 10% Notes subsequent to March 31, 2000.

Note 4 - Warrants:

            During the three months ended March 31, 2000, warrantholders exercised 225,000 warrants and purchased 225,000 shares of common stock at $.10 per share.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Warrants (concluded):

            At March 31, 2000, the Company had outstanding warrants to purchase 430,000 shares of common stock that are exercisable through August 28, 2002. The following table summarizes the outstanding warrants as of March 31, 2000:

                       Exercisable                    Number
                          Price                     Outstanding
                       -----------                  -----------

                          $4.00                        10,000
                           2.00                       315,000
                           1.67                        15,000
                            .10                        90,000
                                                     --------

                                                      430,000
                                                      =======

            The compensation cost, pro forma loss and net loss per share for 2000 and 1999 using a fair value based method of accounting for the warrants granted, as required by SFAS 123, would not differ materially from the corresponding historical amounts.

Note 5 - Income taxes:

            As of March 31, 2000, the Company had net operating loss carryforwards of approximately $4,000,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $1,197,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of March 31, 2000.

            The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 1999. As a result of the increases in the valuation allowance of $336,000 and $545,000 during the three months ended March 31, 2000 and 1999, respectively, no credits for income taxes are included in the accompanying condensed consolidated statements of operations.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 6 - Segment and geographic information:

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

            Information about the Company's operations and assets in different geographic locations as of and for the three months ended March 31, 2000 and 1999 is shown below:

                                                 United
                                                 States         Canada       Consolidated
                                               -----------    -----------    ------------
            2000
            ----

            Revenue                            $        --    $        --    $        --

            Expenses, net of interest income       569,981        270,604        840,585
                                               -----------    -----------    -----------

            Net loss                           $  (569,981)   $  (270,604)   $  (840,585)
                                               ===========    ===========    ===========

            Total assets                       $   380,066    $   126,042    $   506,108
                                               ===========    ===========    ===========

            1999
            ----

            Revenue                            $        --    $        --    $        --

            Expenses, net of interest income     1,239,002        223,238      1,462,240
                                               -----------    -----------    -----------

            Net loss                           $(1,239,002)   $  (223,238)   $(1,462,240)
                                               ===========    ===========    ===========

            Total assets                       $    58,113    $    72,031    $   130,144
                                               ===========    ===========    ===========

                                     * * *