Form 10QSB
period 2000-06-30
DOCUPORT INC
filed 2000-08-18
CIK 1019648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

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

      As of June 30, 2000 there were 6,257,500 shares of Common Stock, $.001 par value, outstanding.

Documents Incorporated by reference: The Company incorporates by reference various exhibits from the Company's Annual Report on Form 10-KSB, file No. 000-28451, which was filed on April 17, 2000.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                                                            PAGE
                                                                            ----

Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets June 30, 2000
         (Unaudited) and December 31, 1999                                     2

         Condensed Consolidated Statements of Operations and
         Comprehensive Income (Loss) Six and Three Months Ended June
         30, 2000 and 1999 and Period from February 1, 1992 (Date of
         Inception) to June 30, 2000 (Unaudited)                               3

         Condensed Consolidated Statement of Changes in Stockholders'
         Deficiency Six Months Ended June 30, 2000 and Period from
         February 1, 1992 (Date of Inception) to June 30, 2000
         (Unaudited)                                                         4-5

         Condensed Consolidated Statements of Cash Flows Six Months
         Ended June 30, 2000 and 1999 and Period from February 1, 1992
         (Date of Inception) to June 30, 2000 (Unaudited)                      6

         Notes to Condensed Consolidated Financial Statements
         (Unaudited)                                                        7-12

Item 2.  Management's Discussion and Analysis or Plan of Operation         13-15


Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     16

         Signatures                                                           17

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999

                                                                June 30,     December 31,
                         ASSETS                                   2000          1999
                                                              -----------    -----------
                                                              (Unaudited)      (Note 1)
Current assets:
   Cash and cash equivalents                                  $    63,334    $    77,486
   Research and development grants receivable, net
     of allowance of $150,000                                      38,380         39,363
   Prepaid expenses and sundry receivables                        196,764         23,664
   Advances to employees                                            5,074         22,955
                                                              -----------    -----------
        Total current assets                                      303,552        163,468

Furniture and equipment, net of accumulated depreciation of
   $16,679 and $11,780                                             55,265         25,662
Loan financing costs, net of accumulated amortization of
   $65,063 and $4,871                                             132,518         30,129
Other assets                                                       14,551         26,698
                                                              -----------    -----------
        Totals                                                $   505,886    $   245,957
                                                              ===========    ===========

              LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
   Accounts payable and accrued expenses                      $   547,185    $   427,229
   Due to related parties                                          41,694         25,486
   Current portion of long-term debt                            2,550,817        925,000
                                                              -----------    -----------
        Total liabilities                                       3,139,696      1,377,715
                                                              -----------    -----------

Commitments
Stockholders' deficiency:
   Preferred stock, par value $.001 per share;
     2,000,000 shares authorized; none issued                          --             --
   Common stock, par value $.001 per share; 12,000,000
     shares authorized; 6,257,500 and 6,002,500 shares
     issued and outstanding                                         6,257          6,002
   Additional paid-in capital                                   2,784,251      2,759,006
   Deficit accumulated during the development stage            (5,490,573)    (3,753,767)
   Unamortized interest cost                                                    (199,986)
   Accumulated other comprehensive income - foreign
     currency translation                                          66,255         56,987
                                                              -----------    -----------
        Total stockholders' deficiency                         (2,633,810)    (1,131,758)
                                                              -----------    -----------
        Totals                                                $   505,886    $   245,957
                                                              ===========    ===========

See Notes to Condensed Consolidated Financial Statements

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                           COMPREHENSIVE INCOME (LOSS)
              SIX AND THREE MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                PERIOD FROM FEBRUARY 1, 1992 (DATE OF INCEPTION)
                                TO JUNE 30, 2000
                                   (Unaudited)

                                            Six Months Ended            Three Months Ended
                                                June 30,                     June 30,
                                       --------------------------    --------------------------
                                           2000           1999           2000           1999       Cumulative
                                       -----------    -----------    -----------    -----------    -----------
Revenue                                $        --    $    66,085    $        --    $    66,085    $   334,702
General and administrative expenses      1,391,865      1,607,787        695,793        271,263      4,692,423
                                       -----------    -----------    -----------    -----------    -----------
Loss from operations                    (1,391,865)    (1,541,702)      (695,793)      (205,178)    (4,357,721)

Other income (expense):
   Interest income                           1,014          3,759            436          3,759         22,622
   Interest expense                       (345,955)      (251,432)      (200,864)      (125,716)    (1,151,025)
                                       -----------    -----------    -----------    -----------    -----------
Net loss                                (1,736,806)    (1,789,375)      (896,221)      (327,135)    (5,486,124)

Other comprehensive income (loss) -
   foreign currency translation              9,268        (35,834)         9,574        (23,211)        66,255
                                       -----------    -----------    -----------    -----------    -----------

Comprehensive loss                     $(1,727,538)   $(1,825,209)   $  (886,647)   $  (350,346)   $(5,419,869)
                                       -----------    -----------    -----------    -----------    -----------

Basic net loss per common share        $      (.28)   $      (.35)   $      (.14)   $      (.06)   $     (1.16)
                                       -----------    -----------    -----------    -----------    -----------

Basic weighted average common shares
   outstanding                           6,157,500      5,287,917      6,237,500      5,966,250      4,681,877
                                       ===========    ===========    ===========    ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                       SIX MONTHS ENDED JUNE 30, 2000 AND
                PERIOD FROM FEBRUARY 1, 1992 (DATE OF INCEPTION)
                                TO JUNE 30, 2000
                                   (Unaudited)

                                                                                                           Accumu-
                                                                                                            lated
                                                                                                            Other
                                                                                                           Compre-
                                                                                 Deficit                   hensive
                                                                                Accumulated                Income-
                                               Common Stock         Additional  During the   Unamortized   Foreign
                                           -----------------------    Paid-in   Development    Interest    Currency
                                             Shares      Amount       Capital      Stage          Cost    Translation     Total
                                           ---------   ----------- ----------   -----------  -----------  -----------   ----------
Issuance of common stock in 1992
   for $.0000251 per share                 2,900,000   $        73                                                     $        73
Issuance of common stock in 1996
   for no consideration                      115,000
Recapitalization to effect the ex-
   change of shares on reverse
   acquisition                             1,507,500         4,449                $  (4,449)
Net loss from inception to December
   31, 1997                                                                        (515,703)                              (515,703)
Other comprehensive income -
   foreign currency translation adjust-
   ment from inception to December
   31, 1997                                                                                                  $  25,285      25,285
                                           ---------   -----------                ----------                    ------  ----------
Balance, December 31, 1997                 4,522,500         4,522                 (520,152)                    25,285    (490,345)
Transfer of common stock in 1998
   from existing stockholders in ex-
   change for consulting services                                    $  70,000                                              70,000
Net loss                                                                           (226,479)                              (226,479)
Other comprehensive income -
   foreign currency translation
   adjustment                                                                                                   32,453      32,453
                                           ---------   -----------   ---------    ----------                    ------  ----------
Balance, December 31, 1998                 4,522,500         4,522      70,000     (746,631)                    57,738    (614,371)
Issuance of common stock in
   January 1999 to existing
   stockholders in exchange
   for consulting services                   230,000           230      22,770                                              23,000
Recapitalization to effect the
   exchange of shares on
   reverse acquisition                       115,000           115        (115)
Issuance of common stock in
   March 1999 for $.10 per share              53,000            53       5,247                                               5,300
Issuance of common stock in
   March 1999 for $2.00 per
   share, including services
   valued at $1.90 per share                 647,000           647   1,293,353                                           1,294,000
Issuance of common stock in
   April 1999 for $2.00 per
   share, net of offering costs
   of $147,164                               435,000           435     722,401                                             722,836
Effect of repricing outstanding
   warrants                                                            645,350                  $(645,350)
Amortization of interest cost                                                                     445,364                  445,364
Net loss                                                                          (3,007,136)                           (3,007,136)
Other comprehensive income
   (loss) - foreign currency trans-
   lation adjustment                                                                                              (751)       (751)
                                           ---------   -----------   ---------    ----------     --------       ------  ----------
Balance, December 31, 1999                 6,002,500         6,002   2,759,006    (3,753,767)    (199,986)      56,987  (1,131,758)
                                           ---------   -----------   ---------    ----------     --------       ------  ----------

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                       SIX MONTHS ENDED JUNE 30, 2000 AND
                PERIOD FROM FEBRUARY 1, 1992 (DATE OF INCEPTION)
                                TO JUNE 30, 2000
                                   (Unaudited)

                                                                                                       Accumu-
                                                                                                       lated
                                                                                                       Other
                                                                                                       Compre-
                                                                              Deficit                  hensive
                                                                            Accumulated                Income-
                                         Common Stock         Additional    During the   Unamortized   Foreign
                                    -----------------------    Paid-in      Development   Interest     Currency
                                      Shares      Amount       Capital         Stage        Cost      Translation     Total
                                    ---------   -----------   ----------    -----------  -----------  -----------   ----------
Balance, January 1, 2000            6,002,500   $     6,002   $ 2,759,006   $(3,753,767)   $(199,986)  $    56,987   $(1,131,758)

Issuance of common stock upon
   the exercise of warrants for
   $.10 per share                     255,000           255        25,245                                                 25,500
Amortization of interest cost                                                                199,986                     199,986
Net loss                                                                     (1,736,806)                              (1,736,806)
Other comprehensive income -
   foreign currency translation
   adjustment                                                                                                9,268         9,268
                                    ---------   -----------   -----------   -----------    ---------   -----------   -----------
Balance, June 30, 2000              6,257,500   $     6,257   $ 2,784,251   $(5,490,573)   $      --   $    66,255   $(2,633,810)
                                    =========   ===========   ===========   ===========    =========   ===========   ===========

See Notes to Condensed Consolidated Financial Statements.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED JUNE 30, 2000 AND 1999 AND
                PERIOD FROM FEBRUARY 1, 1992 (DATE OF INCEPTION)
                                TO JUNE 30, 2000
                                   (Unaudited)

                                                                  2000           1999       Cumulative
                                                              -----------    -----------    -----------
Operating activities:
     Net loss                                                 $(1,736,806)   $(1,789,375)   $(5,486,124)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                              5,572          3,039         18,576
         Amortization of loan financing costs                      60,192                        65,063
         Amortization of interest expense                         199,986        222,682        645,350
         Foreign exchange (gain) loss                              11,495         (9,640)        77,461
         Costs of services paid through issuance of
              common stock and stock options                                   1,252,300      1,322,300
         Reserve for bad debts                                                                  150,000
         Changes in operating assets and liabilities:
              Research and development grants receivable              983        (67,369)      (188,380)
              Prepaid expenses and sundry receivables            (173,100)       (18,917)      (196,698)
              Other assets                                         (4,644)        (1,559)        (5,974)
              Accounts payable and accrued expenses               117,847         88,342        545,124
                                                              -----------    -----------    -----------
                  Net cash used in operating activities        (1,518,475)      (320,497)    (3,053,302)
                                                              -----------    -----------    -----------

Investing activities:
     Purchases of furniture and equipment                         (34,500)       (16,407)       (72,910)
     Deposit on purchases of equipment                             16,726
     Payments of costs in connection with acquisition
         of patents                                                  (610)        (1,018)        (9,506)
     Repayments from (advances to) employees                       17,881        (21,000)        (5,074)
                                                              -----------    -----------    -----------
                  Net cash used in investing activities              (503)       (38,425)       (87,490)
                                                              -----------    -----------    -----------

Financing activities:
     Proceeds from long-term debt                               1,625,817                     2,550,817
     Proceeds from sale of common stock                            25,500        792,836        818,409
     Loan financing costs                                        (162,581)                     (197,581)
     Advances from related parties, net                            16,208         44,037         41,693
                                                              -----------    -----------    -----------
                  Net cash provided by financing activities     1,504,944        836,873      3,213,338
                                                              -----------    -----------    -----------
Effect of exchange rate changes on cash                              (118)        (1,263)        (9,212)
                                                              -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents              (14,152)       476,688         63,334
Cash and cash equivalents, beginning of period                     77,486        117,899             --
                                                              -----------    -----------    -----------
Cash and cash equivalents, end of period                      $    63,334    $   594,587    $    63,334
                                                              ===========    ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of presentation and unaudited interim financial statements:

      Unaudited interim financial statements:

      Docuport, Inc. and its subsidiary, which are in the development stage, are referred to herein as the "Company." In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of June 30, 2000, and its results of operations for the six and three months ended June 30, 2000 and 1999, changes in stockholders' deficiency for the six months ended June 30, 2000, cash flows for the six months ended June 30, 2000 and 1999 and the related cumulative amounts for the period from February 1, 1992 (date of inception) to June 30, 2000. Information included in the condensed consolidated balance sheet as of December 31, 1999 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of the Company as of December 31, 1999 and for the years ended December 31, 1999 and 1998 and the period from February 1, 1992 (date of inception) to December 31, 1999 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 1999 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted from these condensed consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

      The results of the Company's operations for the six and three months ended June 30, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.

      As of June 30, 2000, the Company had not generated any revenues from operations and, accordingly, it is still in the development stage. Management does not expect the Company to generate any revenues from its planned operations prior to the fourth quarter of the year ending December 31, 2000.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of presentation and unaudited interim financial statements (concluded):

      Additional financing requirements:

      As of June 30, 2000, the Company was a development stage enterprise that was still in the process of designing and formulating marketing plans for highly portable imaging devices. It had not generated any significant revenues from such operations on a sustained basis. As a result, it had generated losses and cash flow deficiencies from its inception, although a substantial portion of the losses was attributable to noncash charges for the fair value of shares and warrants that were issued for services, compensation and other expenses. As of June 30, 2000, the Company had a cash balance of only $63,334 and a working capital deficiency of approximately $2,836,000. Its current liabilities included notes payable with a principal balance of approximately $2,551,000, of which $575,000 was past due and payable on demand and the remainder was payable at various dates through February 15, 2001.

      Management has been attempting to renegotiate the terms of the Company's outstanding notes payable and obtain additional financing for the Company to enable it to fully develop planned operations. In August 2000, a placement agent agreed, subject to certain conditions, to sell, on a best efforts basis, units of one share of the Company's common stock and a warrant to purchase one share of its common stock at $5.00 per unit through a proposed private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933 with minimum gross proceeds of $2,000,000 and maximum gross proceeds of $5,000,000. Each warrant would be exercisable at $8.00 per share during the three year period subsequent to the closing of the offering. However, prior to the commencement of the proposed private placement, the Company will have to obtain agreements from substantially all of its noteholders for the extension of the due dates of the loans. The agreement with the placement agent will expire on October 30, 2000 unless extended by mutual agreement. Management is also attempting to obtain "bridge financing" to provide the Company with working capital until such time, if any, that the proposed private placement can be consummated, and additional financing through other issuances of equity securities, loans from financial institutions and/or strategic alliances. However, management cannot assure that the Company will be able to obtain the required loan extensions on favorable terms, consummate the proposed private placement and/or obtain other sources of financing.

      Management believes, but cannot assure, that the Company's lenders will not require the repayment of the outstanding notes payable and that the Company will be able to continue to operate on at least a limited basis during the year ending June 30, 2001 without any additional financing. However, if the Company is not able to obtain additional financing, its operations may have to be curtailed during that period and, eventually, it may not be able to continue to operate.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Earnings (loss) per common share:

      As further explained in Note 2 of the notes to the Audited Financial Statements, the Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards No. 128, "Earnings per Share." Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company incurred losses in the six and three months ended June 30, 2000 and 1999, and the assumed effects of the exercise of outstanding warrants were anti-dilutive. Such warrants, however, could dilute basic earnings per share in the future.

Note 3 - Long-term debt:

      At June 30, 2000, long-term debt consists of notes payable that bear interest at 10% and are due and payable at maturity as shown below:

      Due August 28, 1998 (A)                                         $   50,000
      Due August 1, 2000 (A) (B)                                         525,000
      Due November 10, 2000                                              350,000
      Due February 15, 2001 (C)                                        1,625,817
                                                                      ----------
           Total                                                      $2,550,817
                                                                      ==========

      (A) The Company is currently in default and, as a result, the note is due on demand.

      (B) On February 10, 1999, the noteholders agreed to extend the due date to August 1, 2000. As consideration for the extension, the Company reduced the exercise price of existing warrants to purchase 315,000 shares of common stock held by the noteholders from $1.67 per share to $.10 per share, and issued to the noteholders warrants to purchase an additional 157,500 shares of common stock at an exercise price of $.10 per share. The cost of these additional warrants was estimated to be $645,350, of which $199,986 and $88,645 was charged to expense in the six and three months ended June 30, 2000, respectively, and $222,682 and $111,341 was charged to expense in the six and three months ended June 30, 1999, respectively.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Long-term debt (concluded):

      (C) On January 28, 2000, the Company commenced a private offering (the "New Offering") to "Accredited Investors" of units of 10% convertible promissory notes that are due February 15, 2001 (the "10% Notes"). The New Offering was intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933. As of June 30, 2000, the expiration date of the New Offering (as extended by the Company from the initially scheduled expiration date of February 15, 2000), the Company had received proceeds of $1,625,817 from the sale of 26 units, net of loan financing costs of $162,581. Interest on the 10% Notes is payable upon the payment of the principal balance. The 10% Notes are convertible at any time, subject to Company approval, at $8.00 per share and, accordingly, there were 203,227 shares of common stock reserved for issuance upon conversion of the 10% Notes as of June 30, 2000. However, if the Company receives proceeds of at least $3,000,000 from the consummation of equity or debt financing prior to the due date of the 10% Notes, the due date will become accelerated and they will become convertible at $6.40 per share.

Note 4 - Warrants:

      During the six months ended June 30, 2000, the Company issued 255,000 shares of common stock upon the exercise of warrants at $.10 per share.

      At June 30, 2000, warrants to purchase 400,000 shares of common stock remained outstanding, all of which will be exercisable at any time through February 15, 2003, the date on which they all expire. Additional information with respect to the exercise prices and the number of shares subject to the warrants outstanding as of June 30, 2000 follows:

                Exercise                                     Number
                 Price                                      of Shares
                --------                                    ---------
                 $8.00                                       203,227
                  4.00                                        10,000
                  2.00                                       315,000
                  1.67                                        15,000
                   .10                                        60,000
                                                             -------
                                                             603,227
                                                             =======

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Warrants (concluded):

      The Company issued certain of the warrants described above to employees at exercise prices that were equivalent to or greater than fair value at the date of grant. As further explained in Note 1 of the notes to the Audited Financial Statements, the Company accounts for warrants granted to employees pursuant to APB 25 and, accordingly, it did not record any compensation costs as a result of issuances of warrants to employees. The pro forma amounts of compensation cost, net loss and net loss per share for the six and three months ended June 30, 2000 and 1999 using a fair value based method of accounting for the warrants granted, as required by SFAS 123, have not been presented because they do not differ materially from the corresponding historical amounts.

Note 5 - Income taxes:

      As of June 30, 2000, the Company had net operating loss carryforwards of approximately $4,300,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $1,249,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of June 30, 2000.

      The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 1999. As a result of the increases in the valuation allowance of $388,000 and $205,000 during the six and three months ended June 30, 2000, respectively, and $450,000 and $32,000 during the six and three months ended June 30, 1999, respectively, no credits for income taxes are included in the accompanying condensed consolidated statements of operations.

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

      Information about the Company's operations and assets in different geographic locations as of June 30, 2000 and for the six and three months ended June 30, 2000 and 1999 is shown below:

                                        United
                                        States          Canada      Consolidated
                                      -----------    -----------    -----------
Six months ended June 30, 2000:
   Revenue                            $        --    $        --    $        --
   Expenses, net of interest income     1,173,571        563,235      1,736,806
                                      -----------    -----------    -----------
   Net loss                           $(1,173,571)   $  (563,235)   $(1,736,806)
                                      ===========    ===========    ===========
Three months ended June 30, 2000:
   Revenue                            $        --    $        --    $        --
   Expenses, net of interest income       603,590        292,631        896,221
                                      -----------    -----------    -----------
   Net loss                           $  (603,590)   $  (292,631)   $  (896,221)
                                      ===========    ===========    ===========
Total assets June 30, 2000            $   441,216    $    64,670    $   505,886
                                      ===========    ===========    ===========
Six months ended June 30, 1999:
   Revenue                            $        --    $    66,085    $    66,085
   Expenses, net of interest income     1,323,534        531,926      1,855,460
                                      -----------    -----------    -----------
   Net loss                           $(1,323,534)   $  (465,841)   $(1,789,375)
                                      ===========    ===========    ===========
Three months ended June 30, 1999:
   Revenue                            $        --    $    66,085    $    66,085
   Expenses, net of interest income        84,532        308,688        393,220
                                      -----------    -----------    -----------
   Net loss                           $   (84,532)   $  (242,603)   $  (327,135)
                                      ===========    ===========    ===========
Total assets June 30, 1999            $   571,154    $   182,287    $   753,441
                                      ===========    ===========    ===========

                                    *  *  *

Item 2. Management's discussion and analysis of financial condition and results of Operations:

The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and the notes related thereto. The discussion of results, causes and trends should not be construed to infer conclusions that such results, causes or trends necessarily will continue in the future.

RESULTS OF OPERATIONS:

The following table sets forth for the periods indicated the amounts included in the Company's consolidated statement of operations:

                     Six Months Ended  Six Months Ended  Three Months Ended  Three Months Ended
                      June 30, 2000      June 30, 1999      June 30, 2000      June 30, 1999
                     ----------------  ----------------  ------------------  ------------------
Revenues               $         0        $    66,085        $         0        $    66,085
General and
administrative           1,391,865          1,607,787            695,793            271,263
Interest expense-net       344,941            247,673            200,428            121,957
Net Loss               $(1,736,806)       $(1,789,375)       $  (896,221)       $  (327,135)

      REVENUES

      As of June 30, 2000, the Company had not generated any revenues from operations and, accordingly is still within its developmental stage. In the past, the Canadian government has provided companies with research and development grants which were available to the Company as a reimbursement to the Company of taxes payable to the Canadian government. Research and development grants are available as a percentage of research and development expenses, and are not available for expenses related to currency exchange losses, financing fees or other expenses outside of Canada. During the six and three months ended June 30, 2000, the Company was not eligible for any of these grants. During the six and three months ended June 30, 1999, the Company received grants from the Canadian government aggregating $66,085.

      GENERAL AND ADMINISTRATIVE EXPENSE

      General and administrative expenses decreased to $1,391,865 and $695,793 for the six and three months ended June 30, 2000 compared to $1,607,787 and $271,263 for the six and three months ended June 30, 1999. This decrease in expenses is primarily due to a non-cash charge of $1,252,300 associated with the cost of services paid through the issuance of Common Stock, during the six month period ended June 30, 1999. This decrease was offset, to some extent, by increased expenditures in 2000 for consulting and travel costs, as well as establishing the Company's headquarters in the United States.

      INTEREST EXPENSE

      Interest expense was $345,955 and $200,864 for the six and three months ended June 30, 2000 compared to $251,432 and $125,716 for the six and three months ended June 30, 1999. This increase was principally attributable to the increase in the Company's short-term debt.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital and capital requirements will depend upon numerous factors, including the level of resources that the Company devotes to the purchase of manufacturing equipment to support start-up production and to the marketing aspects of its products. The Company intends to construct production and/or assembly centers abroad to manufacture, market and sell the Docuport in the international market. The Company has entered into an agreement with Thomson Consumer Electronics, Inc., to manufacture, market and sell the Docuport in Canada and the United States under its RCA brand name. The Company intends to begin distribution of the Docuport in the United States, Canada, Europe and Asia in the fourth quarter of the year ending December 31, 2000.

      The Company's success will be dependent upon raising sufficient capital to establish a production and assembly facility to manufacture the Docuport. The Company believes the Docuport will be commercially accepted throughout the national and international markets. The Company does not have all the financing in place at this time, nor may it ever, to meet these objectives.

      During the year ending December 31, 1999, the Company raised funds through the sale of securities in order to satisfy its cash requirements and liquidity obligations. During March, 1999 and April 1999, the Company sold 1,135,000 shares of Common Stock for an aggregate sum of $792,836 net of $147,164 of offering costs. Commencing in February 2000 and through June 30, 2000 the Company, through a private offering, sold a combination of convertible debentures and warrants for a sum of $1,625,817.

      Management is currently attempting to renegotiate the terms of the Company's outstanding notes payable and obtain additional financing for the Company to enable it to fully develop its planned operations. In August 2000, a placement agent agreed, subject to certain conditions, to sell, on a best efforts basis, units of one share of the Company's common stock and a warrant to purchase one share of its common stock at $5.00 per unit through a proposed private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Ace of 1933 with minimum gross proceeds of $2,000,000 and maximum gross proceeds of $5,000,000. Each warrant would be exercisable at $8.00 per share during the three-year period subsequent to the closing of the offering. However, prior to the commencement of the proposed private placement, the Company will have to obtain agreements from its noteholders for the extension of the due dates of the loans. The agreement with the placement agent will expire on October 30, 2000 unless extended by mutual agreement. Management is also attempting to obtain "bridge financing" to provide the Company with working capital until such time, if any, that the proposed private placement can be consummated, and additional financing through other issuances of equity securities, loans from financial institutions and/or strategic alliances. However, management cannot assure that the Company will be able to obtain the required loan extensions on favorable terms, consummate the proposed private placement and/or obtain other sources of financing.

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

      During the three months ending June 30, 2000, there were no changes in securities.

      Item 3. Defaults Upon Senior Securities

            None

      Item 4. Submission of Matters to Vote of Security Holders

      No matters were submitted to a vote of the Company's shareholders during the quarterly period ended June 30, 2000.

      Item 5. Other Information

            None

      Item 6. Exhibits and Reports on Form 8-K

            (a)   Exhibits:

                  (a) A Form 8-K/A was filed by the registrant on May 15, 2000 with respect to the change of the Company's principal accountant from BDO Dunwoody to J.H. Cohn, LLP, effective May 5, 2000.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        DOCUPORT, INC.


                                        By: /s/ Norman Docteroff
                                           -------------------------------------
                                           Norman Docteroff, President