Form 10QSB
period 2000-09-30
DOCUPORT INC
filed 2000-11-20
CIK 1019648

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-28451

                                 DOCUPORT, INC.
                ------------------------------------------------
             (Exact name of registrant as specified in its charter)

         DELAWARE                                            22-3649272
-------------------------------                        ---------------------
(State or Other Jurisdiction                             (I.R.S.Employer or
Incorporation of Organization)                           Identification No.)

                                12 Spielman Road
                           Fairfield, New Jersey 07004
                                 (973) 882-3177
             ------------------------------------------------------
                  (Address and telephone number, including area
                code, of registrant's principal executive office)

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

      As of November 17, 2000 there were 6,299,500 shares of Common Stock, $.001 par value, outstanding.

Documents Incorporated by reference: The Company incorporates by reference various exhibits from the Company's Annual Report on Form 10-KSB, file No. 000-28451, which was filed on April 17, 2000.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                                                            PAGE
                                                                            ----
Part I - Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets
         September 30, 2000 (Unaudited) and December 31, 1999                  2

         Condensed Consolidated Statements of Operations and Comprehensive
         Loss Nine and Three Months Ended September 30, 2000 and 1999 and
         Period from February 1, 1992 (Date of Inception) to
         September 30, 2000 (Unaudited)                                        3

         Condensed Consolidated Statement of Changes in Stockholders'
         Deficiency Nine Months Ended September 30, 2000 and Period
         from February 1, 1992 (Date of Inception) to
         September 30, 2000 (Unaudited)                                      4-5

         Condensed Consolidated Statements of Cash Flows
         Nine Months Ended September 30, 2000 and 1999 and
         Period from February 1, 1992 (Date of Inception)
         to September 30, 2000 (Unaudited)                                     6

         Notes to Condensed Consolidated Financial Statements (Unaudited)   7-12

Item 2.  Management's Discussion and Analysis or Plan of Operation         13-15

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K                                     16

         Signatures                                                           17

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

                                                                    September      December
                                     ASSETS                         30, 2000       31, 1999
                                     ------                        -----------    -----------
                                                                   (Unaudited)      (Note 1)
Current assets:
    Cash and cash equivalents                                      $    23,156    $    77,486
    Research and development grants receivable, net of allowance
        of $63,708 and $150,000                                         37,781         39,363
    Inventory                                                          107,421
    Prepaid expenses and sundry receivables                            215,220         23,664
    Advances to employees                                               16,041         22,955
                                                                   -----------    -----------
           Total current assets                                        399,619        163,468

Furniture and equipment, net of accumulated depreciation of
    $18,240 and $11,780                                                488,221         25,662
Loan financing costs, net of accumulated amortization of
    $143,497 and $4,871                                                134,085         30,129
Other assets                                                            14,319         26,698
                                                                   -----------    -----------

           Totals                                                  $ 1,036,244    $   245,957
                                                                   ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
    Accounts payable and accrued expenses                          $   946,199    $   427,229
    Due to related parties                                              61,572         25,486
    Current portion of long-term debt                                3,350,817        925,000
                                                                   -----------    -----------
           Total liabilities                                         4,358,588      1,377,715
                                                                   -----------    -----------

Commitments

Stockholders' deficiency:
    Preferred stock, par value $.001 per share; 2,000,000 shares
        authorized; none issued                                             --             --
    Common stock, par value $.001 per share; 12,000,000 shares authorized; 6,257,500 and 6,002,500 shares issued and
        outstanding                                                      6,257          6,002
    Additional paid-in capital                                       2,784,251      2,759,006
    Deficit accumulated during the development stage                (6,189,560)    (3,753,767)
    Unamortized interest cost                                                        (199,986)
    Accumulated other comprehensive income - foreign currency
        translation                                                     76,708         56,987
                                                                   -----------    -----------
           Total stockholders' deficiency                           (3,322,344)    (1,131,758)
                                                                   -----------    -----------

           Totals                                                  $ 1,036,244    $   245,957
                                                                   ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                               COMPREHENSIVE LOSS
           NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
                PERIOD FROM FEBRUARY 1, 1992 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 2000
                                   (Unaudited)

                                           Nine Months Ended            Three Months Ended
                                              September 30,                September 30,
                                       --------------------------    --------------------------
                                           2000           1999           2000           1999        Cumulative
                                       -----------    -----------    -----------    -----------    -----------
Revenue                                $        --    $   122,722    $        --    $    56,637    $   334,702

General and administrative expenses      1,939,580      2,021,025        547,717        413,238      5,240,140
                                       -----------    -----------    -----------    -----------    -----------

Loss from operations                    (1,939,580)    (1,898,303)      (547,717)      (356,601)    (4,905,438)

Other income (expense):
     Interest income                         1,393          9,269            381          5,510         23,003
     Interest expense                     (497,606)      (377,148)      (151,651)      (125,716)    (1,302,676)
                                       -----------    -----------    -----------    -----------    -----------

Net loss                                (2,435,793)    (2,266,182)      (698,987)      (476,807)    (6,185,111)

Other comprehensive income -
     foreign currency translation           19,721         23,807         10,453         59,641         76,708
                                       -----------    -----------    -----------    -----------    -----------

Comprehensive loss                     $(2,416,072)   $(2,242,375)   $  (688,534)   $  (417,166)   $(6,108,403)
                                       ===========    ===========    ===========    ===========    ===========

Basic net loss per common share        $      (.39)   $      (.40)   $      (.11)   $      (.07)   $     (1.29)
                                       ===========    ===========    ===========    ===========    ===========

Basic weighted average common shares
     outstanding                         6,176,667      5,619,722      6,257,500      6,002,500      4,717,149
                                       ===========    ===========    ===========    ===========    ===========

See Notes to Condensed Consolidated Financial Statements.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                    NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
                PERIOD FROM FEBRUARY 1, 1992 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 2000
                                   (Unaudited)

                                                                                                             Accmu-
                                                                                                             lated
                                                                                                             Other
                                                                                                             Compre-
                                                                                 Deficit                     hensive
                                                                                Accumulated                  Income -
                                              Common Stock         Additional    During the   Unamortized    Foreign
                                        ------------------------    Paid-in     Development    Interest     Currency
                                          Shares       Amount       Capital        Stage         Cost      Translation     Total
                                        -----------  -----------  -----------   -----------   -----------  -----------  -----------
Issuance of common stock in 1992
   for $.0000251 per share                2,900,000  $        73                                                        $        73
Issuance of common stock in 1996
   for no consideration                     115,000
Recapitalization to effect the ex-
   change of shares on reverse
   acquisition                            1,507,500        4,449                $    (4,449)
Net loss from inception to December
   31, 1997                                                                        (515,703)                               (515,703)
Other comprehensive income -
   foreign currency translation adjust-
   ment from inception to December
   31, 1997                                                                                                $    25,285       25,285
                                        -----------  -----------                -----------                -----------  -----------
Balance, December 31, 1997                4,522,500        4,522                   (520,152)                    25,285     (490,345)
Transfer of common stock in 1998
   from existing stockholders in ex-
   change for consulting services                                 $    70,000                                                70,000
Net loss                                                                           (226,479)                               (226,479)
Other comprehensive income -
   foreign currency translation
   adjustment                                                                                                   32,453       32,453
                                        -----------  -----------  -----------   -----------                -----------  -----------
Balance, December 31, 1998                4,522,500        4,522       70,000      (746,631)                    57,738     (614,371)
Issuance of common stock in
   January 1999 to existing
   stockholders in exchange
   for consulting services                  230,000          230       22,770                                                23,000
Recapitalization to effect the
   exchange of shares on
   reverse acquisition                      115,000          115         (115)
Issuance of common stock in
   March 1999 for $.10 per share             53,000           53        5,247                                                 5,300
Issuance of common stock in
   March 1999 for $2.00 per
   share, including services
   valued at $1.90 per share                647,000          647    1,293,353                                             1,294,000
Issuance of common stock in
   April 1999 for $2.00 per
   share, net of offering costs
   of $147,164                              435,000          435      722,401                                               722,836
Effect of repricing outstanding
   warrants                                                           645,350                 $  (645,350)
Amortization of interest cost                                                                     445,364                   445,364
Net loss                                                                         (3,007,136)                             (3,007,136)
Other comprehensive loss - foreign
   currency translation adjustment                                                                                (751)        (751)
                                        -----------  -----------  -----------   -----------   -----------  -----------  -----------

Balance, December 31, 1999                6,002,500        6,002    2,759,006    (3,753,767)     (199,986)      56,987   (1,131,758)
                                        -----------  -----------  -----------   -----------   -----------  -----------  -----------

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                    NINE MONTHS ENDED SEPTEMBER 30, 2000 AND
                PERIOD FROM FEBRUARY 1, 1992 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 2000
                                   (Unaudited)

                                                                                                             Accmu-
                                                                                                             lated
                                                                                                             Other
                                                                                                             Compre-
                                                                                  Deficit                    hensive
                                                                                Accumulated                  Income -
                                              Common Stock          Additional   During the   Unamortized    Foreign
                                        ------------------------    Paid-in     Development    Interest     Currency
                                          Shares       Amount       Capital        Stage         Cost      Translation     Total
                                        -----------  -----------  -----------   -----------   -----------  -----------  -----------
Balance, January 1, 2000                6,002,500    $6,002       $2,759,006    $(3,753,767)  $(199,986)   $56,987      $(1,131,758)

Issuance of common stock upon
   the exercise of warrants for
   $.10 per share                         255,000       255           25,245                                                 25,500
Amortization of interest cost                                                                   199,986                     199,986
Net loss                                                                         (2,435,793)                             (2,435,793)
Other comprehensive income -
   foreign currency translation
   adjustment                                                                                               19,721           19,721
                                        ---------    ------       ----------    -----------   ---------    -------      -----------
Balance, September 30, 2000             6,257,500    $6,257       $2,784,251    $(6,189,560)  $      --    $76,708      $(3,322,344)
                                        =========    ======       ==========    ===========   =========    =======      ===========

See Notes to Condensed Consolidated Financial Statements.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 AND
                PERIOD FROM FEBRUARY 1, 1992 (DATE OF INCEPTION)
                              TO SEPTEMBER 30, 2000
                                   (Unaudited)

                                                                  2000           1999       Cumulative
                                                              -----------    -----------    -----------
Operating activities:
     Net loss                                                 $(2,435,793)   $(2,266,182)   $(6,185,111)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization                              6,460          7,990         18,240
         Amortization of loan financing costs                     138,626                       143,497
         Amortization of interest expense                         199,986        334,023        645,235
         Foreign exchange (gain) loss                              21,899         (9,640)        77,461
         Costs of services paid through issuance of
              common stock and stock options                                   1,252,300      1,322,330
         Reserve for bad debts                                                                  150,000
         Changes in operating assets and liabilities:
              Research and development grants receivable            1,582       (125,551)      (187,781)
              Prepaid expenses and sundry receivables            (191,556)       (64,759)      (215,220)
              Inventory                                          (107,421)                     (107,421)
              Other assets                                         (3,443)        (1,555)       (14,319)
              Accounts payable and accrued expenses               518,970        194,838        946,199
                                                              -----------    -----------    -----------
                  Net cash used in operating activities        (1,850,690)      (678,536)    (3,406,890)
                                                              -----------    -----------    -----------

Investing activities:
     Purchases of furniture and equipment                        (452,293)       (31,454)      (506,461)
     Repayments from (advances to) employees                        6,914        (21,000)       (16,041)
                                                              -----------    -----------    -----------
                  Net cash used in investing activities          (445,379)       (52,454)      (522,502)
                                                              -----------    -----------    -----------

Financing activities:
     Proceeds from long-term debt                               2,425,817                     3,350,817
     Proceeds from sale of common stock                            25,500        792,836        818,409
     Loan financing costs                                        (242,582)                     (277,582)
     Advances from related parties, net                            36,086         48,327         61,572
                                                              -----------    -----------    -----------
                  Net cash provided by financing activities     2,244,821        841,163      3,953,216
                                                              -----------    -----------    -----------

Effect of exchange rate changes on cash                            (3,082)        (2,461)          (668)
                                                              -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents              (54,330)       107,712         23,156
Cash and cash equivalents, beginning of period                     77,486        117,899             --
                                                              -----------    -----------    -----------

Cash and cash equivalents, end of period                      $    23,156    $   225,611    $    23,156
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

See Notes to Condensed Consolidated Financial Statements.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of presentation and unaudited interim financial statements:

      Unaudited interim financial statements:

            Docuport, Inc. and its subsidiary, which are in the development stage, are referred to herein as the "Company." In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position of the Company as of September 30, 2000, and its results of operations for the nine and three months ended September 30, 2000 and 1999, changes in stockholders' deficiency for the nine months ended September 30, 2000, cash flows for the nine months ended September 30, 2000 and 1999 and the related cumulative amounts for the period from February 1, 1992 (date of inception) to September 30, 2000. Information included in the condensed consolidated balance sheet as of December 31, 1999 has been derived from, and certain terms used herein are defined in, the audited consolidated financial statements of the Company as of December 31, 1999 and for the years ended December 31, 1999 and 1998 and the period from February 1, 1992 (date of inception) to December 31, 1999 (the "Audited Financial Statements") included in the Company's Annual Report on Form 10-KSB (the "10-KSB") for the year ended December 31, 1999 that was previously filed with the United States Securities and Exchange Commission (the "SEC"). Pursuant to the rules and regulations of the SEC, certain information and disclosures normally included in financial statements prepared in conformity with generally accepted accounting principles have been condensed or omitted from these condensed consolidated financial statements unless significant changes have taken place since the end of the most recent fiscal year. Accordingly, these unaudited condensed consoli-dated financial statements should be read in conjunction with the Audited Financial Statements and the other information also included in the 10-KSB.

            The results of the Company's operations for the nine and three months ended September 30, 2000 are not necessarily indicative of the results of operations for the full year ending December 31, 2000.

            As of September 30, 2000, the Company had not generated any significant revenues from operations and, accordingly, it is in the development stage. Management does not expect the Company to generate any revenues from its planned operations prior to the first quarter of the year ending December 31, 2001.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1 - Basis of presentation and unaudited interim financial statements (concluded):

      Additional financing requirements:

            As of September 30, 2000, the Company was a development stage enterprise that was still in the process of designing and formulating marketing plans for highly portable imaging devices. It had not generated any significant revenues from such operations on a sustained basis. As a result, it had generated losses and cash flow deficiencies from its inception, although a portion of the losses was attributable to noncash charges for the fair value of shares and warrants that were issued for services, compensation and other expenses. As of September 30, 2000, the Company had a cash balance of $23,156 and a working capital deficiency of approximately $3,959,000. Its current liabilities included notes payable with a principal balance of approximately $3,351,000, of which $925,000 was past due and payable on demand and the remainder was payable at various dates through February 15, 2001.

            Management has been attempting to renegotiate the terms of the Company's outstanding notes payable and obtain additional financing for the Company to enable it to fully develop planned operations. In August 2000, a placement agent agreed, subject to certain conditions, to sell, on a best efforts basis, units of one share of the Company's common stock and a warrant to purchase one share of its common stock at $5.00 per unit through a proposed private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933 with minimum gross proceeds of $2,000,000 and maximum gross proceeds of $5,000,000. Each warrant would be exercisable at $8.00 per share during the three-year period subsequent to the closing of the offering. However, prior to the closing of the proposed private placement, the Company will have to obtain agreements from sufficient noteholders, so that the amount of outstanding notes payable for which it does not receive extensions through August 31, 2001, does not exceed $500,000. The agreement with the placement agent expired on October 30, 2000. The Company has requested that the placement continue on a non-exclusive basis but no funds have been raised under this placement as of the date of the filing of this report. Management is also attempting to obtain "bridge financing" to provide the Company with working capital until such time, if at all, that the proposed private placement can be consummated, and additional financing can be obtained through other issuances of equity securities, loans from financial institutions and/or strategic alliances. However, management cannot assure that the Company will be able to obtain the required loan extensions on favorable terms, or at all, consummate the proposed private placement and/or obtain other sources of financing.

            Management cannot assure that the Company's lenders will not require the repayment of the outstanding notes payable and that the Company will be able to continue to operate on at least a limited basis during the year ending December 31, 2001 without any additional financing. However, if the Company is not able to obtain additional financing, its operations may have to be curtailed during that period and, eventually, it may not be able to continue to operate.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 2 - Earnings (loss) per common share:

            As further explained in Note 2 of the notes to the Audited Financial Statements, the Company presents basic earnings (loss) per share and, if appropriate, diluted earnings per share in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Diluted per share amounts have not been presented in the accompanying unaudited condensed consolidated statements of operations because the Company incurred losses in the nine and three months ended September 30, 2000 and 1999, and the assumed effects of the exercise of outstanding warrants were anti-dilutive. Such warrants, however, could dilute basic earnings per share in the future.

Note 3 - Long-term debt:

            At September 30, 2000, long-term debt consists of notes payable that bear interest at 10% and are due and payable at maturity as shown below:

Due August 28, 1998 (A)                                               $   50,000
Due August 1, 2000 (A) (B)                                               525,000
Due November 10, 2000 (A)                                                350,000
Due February 15, 2001 (C)                                              2,425,817
                                                                      ----------

     Total                                                            $3,350,817
                                                                      ==========

            (A) The Company is currently in default and, as a result, the note is due on demand.

            (B) On February 10, 1999, the noteholders agreed to extend the due date to August 1, 2000. As consideration for the extension, the Company reduced the exercise price of existing warrants to purchase 315,000 shares of common stock held by the noteholders from $1.67 per share to $.10 per share, and issued to the noteholders warrants to purchase an additional 157,500 shares of common stock at an exercise price of $.10 per share. The cost of these additional warrants was estimated to be $645,350, of which $199,986 was charged to expense in the nine months ended September 30, 2000 and $334,023 and $111,341 was charged to expense in the nine and three months ended September 30, 1999, respectively.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 3 - Long-term debt (concluded):

            (C) On January 28, 2000, the Company commenced a private offering (the "New Offering") to "Accredited Investors" of units of 10% convertible promissory notes that are due February 15, 2001 (the "10% Notes"). The New Offering was intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933. As of September 30, 2000, the expiration date of the New Offering (as extended by the Company from the initially scheduled expiration date of February 15, 2000), the Company had received proceeds of $2,425,817 from the sale of 26 units, net of loan financing costs of $242,582. Interest on the 10% Notes is payable upon the payment of the principal balance. The 10% Notes are convertible at any time, subject to Company approval, at $8.00 per share and, accordingly, there were 303,227 shares of common stock reserved for issuance upon conversion of the 10% Notes as of September 30, 2000. However, if the Company receives proceeds of at least $3,000,000 from the consummation of equity or debt financing prior to the due date of the 10% Notes, the due date will become accelerated and they will become convertible at $6.40 per share.

Note 4 - Warrants:

            During the nine months ended September 30, 2000, the Company issued 255,000 shares of common stock upon the exercise of warrants at $.10 per share.

            At September 30, 2000, warrants to purchase 603,227 shares of common stock remained outstanding, all of which are exercisable at any time through February 15, 2003, the expiration date. Additional information with respect to the exercise prices and the number of shares subject to the warrants outstanding as of September 30, 2000 follows:

                          Exercise                       Number
                           Price                        of Shares
                          --------                      ---------
                            $8.00                         203,227
                             4.00                          10,000
                             2.00                         315,000
                             1.67                          15,000
                              .10                          60,000
                                                         --------

                                                          603,227
                                                         --------

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 4 - Warrants (concluded):

            The Company issued certain of the warrants described above to employees at exercise prices that were equivalent to or greater than fair value at the date of grant. As further explained in Note 1 of the notes to the Audited Financial Statements, the Company accounts for warrants granted to employees pursuant to APB 25 and, accordingly, it did not record any compensation cost as a result of issuances of warrants to employees. The pro forma amounts of compensation cost, net loss and net loss per share for the nine and three months ended September 30, 2000 and 1999 using a fair value based method of accounting for the warrants granted, as required by SFAS 123, have not been presented because they do not differ materially from the corresponding historical amounts.

Note 5 - Income taxes:

            As of September 30, 2000, the Company had net operating loss carryforwards of approximately $5,000,000 available to reduce future Federal taxable income which, if not used, will expire at various dates through 2020. The Company had no other material temporary differences as of that date. Due to the uncertainties related to, among other things, the changes in the ownership of the Company, which could subject those loss carryforwards to substantial annual limitations, and the extent and timing of its future taxable income, the Company offset the deferred tax assets attributable to the potential benefits of approximately $2,000,000 from the utilization of those net operating loss carryforwards by an equivalent valuation allowance as of September 30, 2000.

            The Company had also offset the potential benefits from net operating loss carryforwards by equivalent valuation allowances during 1999. As a result of the increases in the valuation allowance of $668,000 and $280,000 during the nine and three months ended September 30, 2000, respectively, and $617,000 and $167,000 during the nine and three months ended September 30, 1999, respectively, no credits for income taxes are included in the accompanying condensed consolidated statements of operations.

Note 6 - Inventory:

            Inventory, consisting principally of raw materials, is stated at the lower of cost (using the first-in, first-out method) or market.

                          DOCUPORT, INC. AND SUBSIDIARY
                          (A Development Stage Company)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 7 - Segment and geographic information:

            Pursuant to the provisions of SFAS 131, "Disclosures about Segments of an Enterprise and Related Information," the Company is required to report segment information in the same format reviewed by the Company's chief operating decision maker (the "management approach"). The Company operates principally in one industry segment consisting of the development, manufacture and sale of highly portable imaging devices. Prior to 1999, the Company conducted its operations principally in Canada. Commencing in 1999, the Company also expanded its operations to the United States.

            Information about the Company's operations and assets in different geographic locations as of September 30, 2000 and for the nine and three months ended September 30, 2000 and 1999 is shown below:

                                            United
                                            States         Canada      Consolidated
                                         -----------    -----------    -----------
Nine months ended September 30, 2000:
   Revenue                               $        --    $        --    $        --

   Expenses, net of interest income        1,766,870        668,923      2,435,793
                                         -----------    -----------    -----------

   Net loss                              $(1,766,870)   $  (668,923)   $(2,435,793)
                                         ===========    ===========    ===========

Three months ended September 30, 2000:
   Revenue                               $        --    $        --    $        --

   Expenses, net of interest income          593,299        105,688        698,987
                                         -----------    -----------    -----------

   Net loss                              $  (593,299)   $  (105,688)   $  (698,987)
                                         ===========    ===========    ===========

Total assets September 30, 2000          $   967,720    $    68,524    $ 1,036,244
                                         ===========    ===========    ===========

Nine months ended September 30, 1999:
   Revenue                               $        --    $   122,722    $   122,722

   Expenses, net of interest income        1,580,453        808,451      2,388,904
                                         -----------    -----------    -----------

   Net loss                              $(1,580,453)   $  (685,729)   $(2,266,182)
                                         ===========    ===========    ===========

Three months ended September 30, 1999:
   Revenue                               $        --    $    56,637    $    56,637

   Expenses, net of interest income          256,919        276,525        533,444
                                         -----------    -----------    -----------

   Net loss                              $  (256,919)   $  (219,888)   $  (476,807)
                                         ===========    ===========    ===========

Total assets September 30, 1999          $   181,258    $   317,020    $   498,278
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

RESULTS OF OPERATIONS:

      REVENUES

      As of September 30, 2000, the Company had not generated any revenues from operations and, accordingly, is still within its developmental stage. In the past, the Canadian government has provided companies with research and development grants which were available to the Company as a reimbursement to the Company of taxes payable to the Canadian government. Research and development grants are available as a percentage of research and development expenses, and are not available for expenses related to currency exchange losses, financing fees or other expenses outside of Canada. During the nine months ended September 30, 2000, the Company did not receive any of these grants. During the nine and three months ended September 30, 1999, the Company received grants from the Canadian government aggregating $122,722, and $56,637 respectively.

      GENERAL AND ADMINISTRATIVE EXPENSE

      General and administrative expenses were $1,939,580 and $547,717 for the nine and three months ended September 30, 2000, compared to $2,021,025 and $413,238 for the nine and three months ended September 30, 1999. The increase in expenses in the quarter is primarily due to costs associated with establishing a corporate structure to support full scale manufacturing and marketing efforts, as well as continuing research and development in the United States.

      INTEREST EXPENSE

      Interest expense was $497,606 and $151,651 for the nine and three months ended September 30, 2000 compared to $377,148 and $125,716 for the nine and three months ended September 30, 1999. This increase was principally attributable to the Company incurring additional debt to fund its operations.

      As a result of the above, the Company incurred a net loss of $2,435,793 and $698,987 for the nine and three months ended September 30, 2000 as compared to $2,266,182 and 476,807 for the nine and three months ended September 30, 1999.

      LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital and capital requirements will depend upon numerous factors, including the level of resources that the Company devotes to the purchase of inventory, tools, and molds to support start-up production and to the marketing of its products. The Company intends to engage contract manufacturers abroad to manufacture the Company's products. The Company has entered into several agreements with distributors in Canada, the United States, the United Kingdom, South Africa, India, and the Asian Pacific Rim (excluding Taiwan). The Company intends to begin distribution of its products in the first quarter of 2001. The Company's success will be dependent upon raising sufficient capital to fund the manufacturing and marketing of the Company's products. Management believes its DOCUPORT(TM) multi-function portable office device and DOCUPEN(TM) portable scanner will be commercially accepted throughout the national and international markets. The Company does not have all the financing in place at this time, nor may it ever, to meet these objectives.

      During the year ending December 31, 1999, the Company raised funds through the sale of securities in order to satisfy its cash requirements and liquidity obligations. During March, 1999 and April 1999, the Company sold 1,135,000 shares of Common Stock for an aggregate sum of $792,836 net of $147,164 of offering costs. Commencing in February 2000 and through June 30, 2000 the Company, through a private offering, sold a combination of convertible debentures and warrants for a sum of $1,675,817. Since that time, the Company has obtained an additional $800,000 for promissory notes and warrants.

      Management is currently attempting to renegotiate the terms of the Company's outstanding notes payable and obtain additional financing for the Company to enable it to fully develop its planned operations. In August 2000, a placement agent agreed, subject to certain conditions, to sell, on a best efforts basis, units of one share of the Company's common stock and a warrant to purchase one share of its common stock at $5.00 per unit through a proposed private placement intended to be exempt from registration pursuant to the provisions of Regulation D of the Securities Act of 1933 with minimum gross proceeds of $2,000,000 and maximum gross proceeds of $5,000,000. A condition of the proposed private placement is that the Company will have to obtain agreements from its noteholders for the extension of the due dates of the loans. To date, such extensions have been obtained from holders of approximately $750,000 of the principal amount of the Company's outstanding debt, conditioned upon the closing of financing. However, promissory notes with an aggregate principal balance of $925,000 are now past due and currently payable. The placement agent's exclusive rights under the agreement expired on October 30, 2000. The Company has requested that the placement continue on a non-exclusive basis but no funds have been raised under this placement as of the date of the filing of this quarterly report. Management is also attempting to obtain interim and other financing to provide the Company with working capital. Such additional financing may consist of other issuances of equity securities, loans from financial institutions and/or strategic alliances. However, management cannot assure that the Company will be able to obtain the required loan extensions on favorable terms, consummate the proposed private placement and/or obtain other sources of financing. If the Company is not able to obtain additional financing, its operations may have to be curtailed and, eventually, it may not be able to continue its business operations.

      The Company's computer systems and equipment successfully transitioned to the Year 2000 with no significant issues. The Company continues to monitor its systems for latent problems that could surface at key dates or events in the future. It is not anticipated that there will be any significant problems related to these events.

      OTHER MATTERS

      Form 10-QSB, other than historical financial information, may consist of forward-looking statements that include risks and uncertainties, including, but not limited to, statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations." Such statements are based upon many assumptions and are subject to risks and uncertainties. Actual results could differ materially from the results discussed in the forward-looking statements due to a number of factors, including, but not limited to, those identified in the preceding paragraphs and the Company's other filings with the Securities and Exchange Commission.

PART II. Other Information

      Item 1. Legal Proceedings

      On or about November 15, 2000, an action was commenced against the registrant in the state of North Carolina seeking approximately $36,000 plus interests and costs in connection with services provided to The Registrant. The registrant disputes the claim and intends to vigorously defend such claim.

            None

      Item 2. Changes in Securities and Use of Proceeds

      During the three months ending September 30, 2000, there were no changes in securities.

      Item 3. Defaults Upon Senior Securities

            None

      Item 4. Submission of Matters to Vote of Security Holders

      No matters were submitted to a vote of the Company's shareholders during the quarterly period ended September 30, 2000.

      Item 5. Other Information

            None

      Item 6. Exhibits and Reports on Form 8-K

            None

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

Dated: November 20, 2000